Form 10-Q
period 2000-09-30
HYDRIL CO
filed 2000-11-14
CIK 1116030

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   ---------------


                        Commission file number 000-31579
                                              ----------

                                 HYDRIL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                     95-2777268
         --------------------------------                    -------------------
         (State or other jurisdiction of                        (IRS Employer
          incorporation or organization)                     Identification No.)

3300 North Sam Houston Parkway East Houston, Texas               77032-3411
--------------------------------------------------               -----------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (281) 449-2000
                                                   ------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes        No  *X
                                              -----     ----

*The registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on September 26, 2000.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           Shares outstanding at November 3, 2000:
           Common stock, $.50 par value, 8,640,800 shares outstanding
           Class B common Stock, $.50 par value, 13,410,908 shares outstanding

                                 HYDRIL COMPANY

                                      INDEX


                                                                                                  Page
                                                                                                  ----

                          PART I--FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated Balance Sheets--September 30, 2000 (unaudited) and
         December 31, 1999                                                                            3

    Unaudited Consolidated Statement of Operations--For the Three and Nine
         Months Ended September 30, 2000 and 1999                                                     4

    Unaudited Consolidated Statements of Cash Flows--For the Nine Months Ended
         September 30, 2000 and 1999                                                                  5

    Notes to Unaudited Consolidated Financial Statements                                              6

    Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                       12

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                               15

                           PART II--OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                                               15

    Item 6.  Exhibits and Reports on Form 8-K                                                        16

                                 HYDRIL COMPANY
                   PART I, ITEM 1: CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)


                                                                                 September 30,       December, 31,
                                                                                     2000                1999
                                                                                 -------------       -------------
                                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $     26,154       $     26,275
   Receivables:
     Trade, less allowance for doubtful
       accounts: 1999, $3,710; 2000, $3,274                                            35,683             31,387
     Contract costs and estimated earnings in excess of billings                        3,265              8,116
     Other                                                                              1,402              1,507
                                                                                 ------------       ------------
           Total receivables                                                           40,350             41,010
                                                                                 ------------       ------------
   Inventories:
     Finished goods                                                                    22,899             24,669
     Work-in-process                                                                    8,779             14,078
     Raw Materials                                                                      6,115              6,664
                                                                                 ------------       ------------
           Total inventories                                                           37,793             45,411
                                                                                 ------------       ------------
   Deferred tax asset                                                                  10,342             10,342
   Other current assets                                                                 4,034              2,652
                                                                                 ------------       ------------
           Total current assets                                                       118,673            125,690
                                                                                 ------------       ------------

PROPERTY:
   Land and improvements                                                               18,327             17,732
   Buildings and equipment                                                             38,547             38,288
   Machinery and equipment                                                            124,813            127,535
   Construction in progress                                                             3,507              1,358
                                                                                 ------------       ------------
           Total                                                                      185,194            184,913
Less accumulated depreciation and amortization                                       (109,605)          (110,334)
                                                                                 ------------       ------------
           Property, net                                                               75,589             74,579
                                                                                 ------------       ------------

OTHER LONG-TERM ASSETS:
   Deferred tax asset                                                                   5,587              7,318
   Other assets                                                                         3,863              4,221
                                                                                 ------------       ------------
           TOTAL                                                                 $    203,712       $    211,808
                                                                                 ============       ============


CURRENT LIABILITIES:
   Accounts payable                                                              $     13,989       $     14,324
   Billings in excess of contract costs and estimated earnings                          2,042              7,306
   Accrued liabilities                                                                 19,067             20,769
   Current portion of long-term debt                                                      525                498
   Current portion of capital leases                                                      263                255
   Income taxes payable                                                                   919              1,160
                                                                                 ------------       ------------
           Total current liabilities                                                   36,805             44,312
                                                                                 ------------       ------------

LONG-TERM LIABILITIES:
   Long-term debt, excluding current portion                                           61,370             72,721
   Capital lease obligations                                                              120                318
   Other                                                                               17,764             18,011
                                                                                 ------------       ------------
           Total long-term liabilities                                                 79,254             91,050
                                                                                 ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Capital stock:
     Preferred Stock-authorized, 10,000,000 shares of $1 par
       value; none issued or outstanding
     Common stock-authorized 75,000,000 shares of $.50 par value; no shares issued or outstanding at September 30, 2000 or December 31, 1999
     Class B common stock-authorized, 32,000,000 shares of $.50 par value;
       19,379,040 shares issued and outstanding at
       September 30, 2000 and December 31, 1999                                         9,690              9,690
   Retained earnings                                                                   77,963             66,756
                                                                                 ------------       ------------
           Total stockholders' equity                                                  87,653             76,446
                                                                                 ------------       ------------
              TOTAL                                                              $    203,712       $    211,808
                                                                                 ============       ============

            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
         PART I, ITEM 1: UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)


                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                     -------------------------------       -------------------------------
                                         2000               1999               2000               1999
                                     ------------       ------------       ------------       ------------

REVENUES                             $     44,643       $     40,174       $    134,899       $    118,435
COST OF SALES                              30,405             31,877             95,517             99,902
                                     ------------       ------------       ------------       ------------
GROSS PROFIT                               14,238              8,297             39,382             18,533
                                     ------------       ------------       ------------       ------------
SELLING, GENERAL &
  ADMINISTRATION EXPENSES:
  Engineering                               1,781              1,945              4,888              6,093
  Sales and marketing                       3,211              3,275              9,895             10,529
  General and administration                3,526              3,104             10,208              9,185
                                     ------------       ------------       ------------       ------------
         Total                              8,518              8,324             24,991             25,807
                                     ------------       ------------       ------------       ------------
OPERATING INCOME (LOSS)                     5,720                (27)            14,391             (7,274)

INTEREST EXPENSE                           (1,171)            (1,330)            (3,908)            (4,044)
INTEREST INCOME                               471                343              1,156                904
OTHER INCOME (EXPENSE):
  Rental income                               (76)                 5                (66)               162
  Gain on marketable securities                                                   3,576                253
  Other                                     1,890                (68)             1,831                546
                                     ------------       ------------       ------------       ------------
         Total                              1,814                (63)             5,341                961
                                     ------------       ------------       ------------       ------------
INCOME (LOSS) BEFORE INCOME
  TAXES                                     6,834             (1,077)            16,980             (9,453)
PROVISION (BENEFIT) FOR INCOME
  TAXES                                     2,324               (366)             5,774             (3,214)
                                     ------------       ------------       ------------       ------------
NET INCOME (LOSS)                    $      4,510       $       (711)      $     11,206       $     (6,239)
                                     ============       ============       ============       ============

INCOME (LOSS) PER SHARE:
  BASIC AND DILUTED                  $       0.23       $      (0.04)      $       0.58       $      (0.32)
                                     ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC AND DILUTED                    19,379,040         19,379,040         19,379,040         19,379,040
                                     ============       ============       ============       ============



            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
         PART I, ITEM 1: UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                        -----------------------------
                                                                           2000               1999
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $    11,206       $    (6,239)
                                                                        -----------       -----------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                              6,398             5,632
    Deferred income taxes                                                     2,488            (5,528)
    Provision for doubtful accounts                                              75              (274)
    Gain on XLS/marketable securities                                                            (253)
    Loss on asset disposition                                                   626
    Gain on sale of real estate holdings not used in operations              (1,870)             (649)
    Gain on put mediation settlement                                         (3,576)
    Change in operating assets and liabilities:
      Receivables                                                            (4,266)           17,189
      Contract costs and estimated earnings in excess of billings             4,851            20,938
      Inventories                                                             7,618             5,200
      Other current and noncurrent assets                                    (2,602)              728
      Accounts payable                                                         (335)          (13,399)
      Billings in excess of contract costs and estimated earnings            (5,264)           (4,530)
      Accrued liabilities                                                    (1,702)           (5,081)
      Income taxes payable                                                     (241)           (1,639)
      Other long-term liabilities                                              (246)              420
                                                                        -----------       -----------
          Net cash provided by operating activities                          13,160            12,515
                                                                        -----------       -----------
NET CASH FROM INVESTING ACTIVITIES:
  Proceeds from disposition of assets                                            42
  Proceeds from sale of real estate holdings not used in
    operations                                                                2,100             1,996
  Proceeds from sale of marketable securities                                                  13,108
  Proceeds from put mediation settlement                                      3,576
  Capital expenditures                                                       (7,485)           (7,659)
                                                                        -----------       -----------
          Net cash provided by (used in) investing activities                (1,767)            7,445
                                                                        -----------       -----------
NET CASH FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    2,697
  Repayment of debt                                                         (14,021)           (9,110)
  Repayment of capital leases                                                  (190)             (171)
                                                                        -----------       -----------
          Net cash used in financing activities                             (11,514)           (9,281)
                                                                        -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (121)           10,679
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             26,275            21,837
                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    26,154       $    32,516
                                                                        -----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                         $     3,961       $     3,732
  Income taxes paid:
      Domestic                                                                   25               175
      Foreign                                                                 2,041             2,686




            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY

      PART I, ITEM 1: NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF PRESENTATION

         Principles of Consolidation- The consolidated financial statements include the accounts of Hydril Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

         Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Standards- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS"). SFAS 133 requires an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that began after issuance of the Statement. Retroactive application to periods prior to adoption is not allowed. The Company is in the process of evaluating the impact that will result from adopting SFAS 133 on January 1, 2001. While the evaluation is not yet complete, the Company does not expect the adoption of SFAS 133 to materially affect its results of operations or financial condition.

         Reclassifications- Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year's presentation.

         Interim Presentation (Unaudited)- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's prospectus dated September 27, 2000, relating to its initial public offering. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

NOTE 2 -- LONG-TERM CONTRACTS

         The components of long-term contracts as of September 30, 2000 and December 31, 1999 consist of the following:



                                                            September 30, 2000      December 31, 1999
                                                            ------------------      ------------------
Costs and estimated earnings on uncompleted
  contracts                                                    $     34,340            $     39,450
Less: billings to date                                              (33,117)                (38,640)
                                                               ------------            ------------
Excess of costs and estimated earnings over billings
                                                               $      1,223            $        810
                                                               ============            ============
Included in the accompanying balance sheets under
  the following captions:
Contract costs and estimated earnings in excess
  of billings                                                  $      3,265            $      8,116
Billings in excess of contract costs and
  estimated earnings                                                 (2,042)                 (7,306)
                                                               ------------            ------------
         Total                                                 $      1,223            $        810
                                                               ============            ============



         From 1996 through 1999, the Company entered into 17 fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. As of September 30, 2000, all of the subsea control systems and, except in the case of one contract, all of the pressure control equipment, for these contracts had been shipped.

         Losses incurred on these projects, including late delivery penalties, were approximately $0 and $800, for the three months ended September 30, 2000 and 1999, and $1,500 and $2,900 for the nine months ended September 30, 2000 and 1999, respectively. Provisions for estimated losses are determined by comparing total sales price to costs incurred plus estimated costs to complete the contract. Provision for estimated losses have been made, to the extent applicable, for all projects not completed as of September 30, 2000. As of September 30, 2000 and December 31, 1999, the Company has accrued a reserve for project losses of $5,726 and $7,478, respectively.

NOTE 3 -- CONTINGENCIES

         The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company has been identified as a potentially responsible party at a waste disposal site in California. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company does not expect this matter to materially affect its results of operations or financial condition. The Company's anticipated obligation with respect to the California site has been adequately reserved for, in the opinion of management.

NOTE 4 -- LONG TERM DEBT

         The Company's borrowings as of September 30, 2000 and December 31, 1999 were as follows:



                                    September 30, 2000       December 31, 1999
                                    ------------------       -----------------

Senior notes                           $     60,000            $     60,000
Revolving lines of credit
    U.S                                       1,000                  11,954
IBM note financing                              895                   1,265
                                       ------------            ------------
        Total                                61,895                  73,219
                                       ------------            ------------
Less current portion                           (525)                   (498)
                                       ------------            ------------
        Total long-term debt           $     61,370            $     72,721
                                       ============            ============


         The $60,000 senior secured notes bear interest at a rate of 6.85% per annum, which is payable quarterly. The senior notes mature June 30, 2003 and may not be prepaid prior to this date unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. The long-term note agreement for these notes has one financial event of default covenant, a minimum tangible net worth test, which the Company was in compliance with at September 30, 2000. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At September 30, 2000, the Company satisfied these financial incurrence tests.

         On August 25, 2000, the U.S. revolving line of credit was amended to, among other things, increase the amount available on the line from $15,000 to $25,000. The amendment became effective October 2, 2000 upon completion of the Company's initial public offering. The amended credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the amended line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. Additionally, there are covenants under this line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at September 30, 2000. During the third quarter of 2000, cash generated from operations was used to pay off substantially all of the outstanding balance on this line of credit. At September 30, 2000, $1,000 was outstanding and the weighted average interest rate was 10.25%.

         The credit line and the senior notes are secured by a pledge of accounts receivable, inventory, equipment, intellectual property, material real property, and stock of subsidiaries.

         The Company also has two foreign lines of credit, one committed and one uncommitted, for a total of $13,000. The uncommitted line for $10,000 can be terminated at the bank's discretion. The interest rate for this line of credit is LIBOR plus 100 basis points. The committed line for $3,000, expires
February 28, 2001. The interest rate is the Bank of England's base rate plus 150 basis points. There were no borrowings under either line as of September 30, 2000.

NOTE 5 -- STOCKHOLDERS' EQUITY

         On September 25, 2000, the Company's charter was amended to increase the authorized number of shares of common stock from 4,000,000 to 107,000,000, with the increased amount divided into 75,000,000 shares of common stock, par value $.50 per share and 32,000,000 shares of class B common stock, par value $.50 per share. Under the charter amendment, each share of common stock outstanding prior to the charter amendment was automatically converted into one share of class B common stock. The options outstanding for the purchase of 702,000 shares of common stock were converted into options for the purchase of 702,000 shares of class B common stock. On September 25, 2000, the Company also issued a stock dividend to the class B common stockholders consisting of five additional shares of class B common stock for each share of class B common stock outstanding. The holders of class B common stock are entitled to 10 votes per share and the holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders generally, including the election of directors. Shares of class B common stock automatically convert into the same number of shares of common stock if (a) the class B common stock is transferred other than to another holder of class B common stock or a person related to such a holder or (b) the outstanding shares of class B common stock represent less than 10% of the combined outstanding shares of class B common stock and common stock.

         Additionally, on September 25, 2000, the Company's charter was amended to increase the authorized number of shares of preferred stock from 1,000,000 to 10,000,000. At September 30, 2000 and December 31, 1999, there were no shares of preferred stock issued or outstanding.

         All share and per share amounts in the consolidated financial statements have been retroactively restated for the increase in authorized shares of common stock and preferred stock and the creation of class B common stock, the conversion of outstanding common stock into class B common stock and the five-for-one stock dividend of class B common stock, which was accounted for as a stock split.

         In October 2000, the Company completed an initial public offering in which 8,600,000 shares of common stock were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by the Company and 5,927,332 shares were sold by existing stockholders. The Company received net proceeds from the offering of approximately $40,000 after underwriting discounts and commissions and other related expenses. All transactions related to the offering will be reflected in the fourth quarter financial information.

         In connection with the offering, the Company granted a nonqualified option to each nonemployee director to purchase 4,412 shares of common stock, for an aggregate of 26,472 shares of common stock. These nonqualified stock options which have an exercise price of $17.00 per share, were granted under Hydril Company's 2000 Incentive Plan (the "2000 Plan") which allows for grants to officers, employees, and nonemployee directors of stock based awards covering a maximum of 1,950,000 shares of common stock. Each nonemployee director will automatically be granted a nonqualified stock option each year following the annual meeting of stockholders on that number of shares of the Company's common stock such that the aggregate fair market value of such shares equals approximately $75. Options granted to nonemployee directors under the 2000 Plan have a term of ten years, are fully vested upon the completion of one year of service as a nonemployee director, have an exercise price equal to the fair market value of the Company's common stock on the date of grant, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.

         Also in connection with the offering, the Company granted options for the purchase of 444,000 shares of common stock at an exercise price of $17.00 per share, to officers and key employees under the 2000 Plan. Such options have a term of ten years, and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.

         In July and August 2000, the Company's Board of Directors and stockholders, respectively approved the Hydril Company Employee Stock Purchase

Plan (the "Stock Purchase Plan"), which was implemented November 1, 2000. The Stock Purchase Plan is a plan under which all employees may purchase shares of the Company's common stock at the lower of 85% of market value at the closing price on the first or last business day of each six month period beginning on each July 1 and January 1. However, the first offering period is an eight month period commencing on November 1, 2000 and ending on June 30, 2001. Such purchases are limited to 10% of the employee's regular pay. A maximum aggregate of 220,000 shares of common stock have been reserved under the Stock Purchase Plan. Management expects that the shares sold under the terms of the Stock Purchase Plan will be authorized shares that are newly issued.

NOTE 6 -- OTHER INCOME

         Other income for the three months ended September 30, 2000 includes a $1,870 gain from the sale of real property not used in operations. Additionally, the nine months ended September 30, 2000, includes a $3,576 gain from a legal settlement with a financial institution from which the Company purchased put options related to an investment in marketable securities, while the nine months ended September 30, 1999 includes $902 in gains from the sale of real property not used in operations and the sale of marketable securities.

NOTE 7 -- EARNINGS PER SHARE

         The income (loss) per share shown on the Consolidated Statements of Operations reflects net income (loss), divided by the weighted average number of shares outstanding during the respective periods. The only potentially dilutive securities are 702,000 options outstanding under the Company's 1999 Stock Option Plan. In calculating diluted income (loss) per share, shares issuable under stock options are added to the weighted average shares outstanding when dilutive. For the three and nine months ended September 30, 2000 and 1999, all potentially dilutive securities are anti-dilutive and therefore are not included in the Earnings per Share calculations.

NOTE 8 -- SEGMENT AND RELATED INFORMATION

         In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company has identified the following reportable segments: Premium Connections and Pressure Control.

         The Company's premium connections segment manufactures premium connections that are used in harsh drilling environments. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Houston, Texas; Westwego, Louisiana; Bakersfield, California; Nisku, Alberta, Canada; Aberdeen, Scotland; Veracruz, Mexico; Batam, Indonesia; Port Harcourt and Warri, Nigeria.

         The Company's pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling, and well completion typically employed in harsh environments. The Company's pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides replacement parts, repair and field services for its installed base of pressure control equipment. Hydril manufactures pressure control products at three plant locations in Houston, Texas.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss.

         Financial data for the business segments for the three and nine months ended September 30, 2000 and 1999 is as follows:


                                     Three Months Ended                  Nine Months Ended
                                       September 30,                        September 30,
                               ------------------------------      ------------------------------
                                  2000               1999              2000              1999
                               ------------      ------------      ------------      ------------
REVENUES
  Premium Connections          $     24,821      $     19,156      $     70,823      $     56,546
  Pressure Control                   19,822            21,018            64,076            61,889
                               ------------      ------------      ------------      ------------
           Total               $     44,643      $     40,174      $    134,899      $    118,435
                               ============      ============      ============      ============
OPERATING INCOME (LOSS)
  Premium Connections          $      6,597      $      3,952      $     19,804      $     13,629
  Pressure Control                    2,219            (1,043)            3,541           (12,384)
  Corporate Administration           (3,096)           (2,936)           (8,954)           (8,519)
                               ------------      ------------      ------------      ------------
           Total               $      5,720      $        (27)     $     14,391      $     (7,274)
                               ============      ============      ============      ============
DEPRECIATION EXPENSE
  Premium Connections          $      1,431      $      1,141      $      3,835      $      2,819
  Pressure Control                      437               523             1,343             1,442
  Corporate Administration              377               410             1,220             1,371
                               ------------      ------------      ------------      ------------
           Total               $      2,245      $      2,074      $      6,398      $      5,632
                               ============      ============      ============      ============
CAPITAL EXPENDITURES
  Premium Connections          $      2,878      $      1,251      $      5,736      $      6,858
  Pressure Control                      656               157             1,092               704
  Corporate Administration              511                62               657                97
                               ------------      ------------      ------------      ------------
           Total               $      4,045      $      1,470      $      7,485      $      7,659
                               ============      ============      ============      ============

PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described in Hydril Company's prospectus dated September 27, 2000 filed with the Securities and Exchange Commission, include the impact of oil and natural gas prices and worldwide economic conditions on drilling activity and the demand for and pricing of Hydril's products and Hydril's assumptions relating thereto. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

         These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                    OVERVIEW

         Hydril Company is engaged worldwide in engineering, manufacturing and marketing premium connections and pressure control products used for oil and gas drilling and production. Our premium connections are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deepwater, deep-formation and horizontal wells. Our pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance of oil and gas wells in the same environments. We also provide aftermarket replacement parts, repair and field services for our installed base of pressure control equipment. These products and services are required on a recurring basis because of the impact of the extreme conditions in which pressure control products are used.

         Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and its willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices. Our premium connections are marketed primarily to oil and gas operators. Sales of premium connections are driven by the level of worldwide drilling activity, in particular deep-formation drilling and deepwater drilling. We sell our pressure control products primarily to drilling contractors. The main drivers for sales of pressure control products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services is driven by the level of worldwide drilling activity.



  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


REVENUES

         Total revenues increased $4.4 million, or 11%, to $44.6 million for the three months ended September 30, 2000 compared to $40.2 million for the three months ended September 30, 1999. Our premium connections revenues increased $5.6 million, or 29%, to $24.8 million for the three months ended September 30, 2000 as compared to $19.2 million for the prior year period. This increase reflects an expanding market in North America (United States and Canada) for premium connections. This expansion is primarily attributable to an increase in the level of deepwater drilling activity and drilling for deep gas in the U.S. Although demand in the North American premium connection market improved in the third quarter, demand in the international market remains at levels substantially the same as for the 1999 period. Pressure control revenues decreased slightly by $1.2 million, or 6%, to $19.8 million for the three months ended September 30, 2000 as compared to the same period in 1999. This decline was primarily due to a decrease in revenue from the sale of pressure control capital equipment of 32% due to the completion of long-term capital projects. This decrease was partially offset by a 22% increase in aftermarket product revenues, which generated higher gross margins.

GROSS PROFIT

         Gross profit increased $5.9 million to $14.2 million for the three months ended September 30, 2000 from $8.3 million for the three months ended September 30, 1999. The increase is primarily due to a shift in product sales mix in pressure control from lower margin capital equipment to higher margin aftermarket spare parts. Gross profit also improved as a result of increased sales volumes and price increases in the U.S. market for premium connections.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses for the third quarter of 2000, increased slightly over the prior year period. For the three months ended September 30, 2000, these expenses were $8.5 million compared to $8.3 million for the same period in 1999. The increase was due to higher management incentive plan expense accruals resulting from improved performance. As a percentage of sales, selling, general, and administrative expenses decreased from 21% for the third quarter of 1999, to 19% for the third quarter of 2000.

OPERATING INCOME

         Operating income was $5.7 million for the three months ended September 30, 2000, compared to an operating loss of $0.1 million for the same period in 1999. Operating income for our premium connections segment increased 65% to $6.6 million for the third quarter of 2000 compared to $4.0 million for the third quarter of 1999. Operating income for our pressure control segment increased to $2.2 million for the quarter ended September 30, 2000 from a loss of $1.0 million for the same period in 1999. Corporate and administration expenses were $3.1 million and $2.9 million for the three months ended September 30, 2000 and 1999, respectively.

INTEREST EXPENSE

         Interest expense was $1.2 million for the third quarter of 2000 compared to $1.3 million for the prior year quarter. This decline represents lower average outstanding bank debt during the quarter.

OTHER INCOME AND EXPENSE

         Other income was $1.8 million for the three months ended September 30, 2000, and consists primarily of a $1.9 million gain recorded from the sale of real estate not used in operations. Other expense for the three months ended September 30, 1999 was $.1 million.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


REVENUES

         Total revenues increased $16.5 million, or 14%, to $134.9 million for the nine months ended September 30, 2000 from $118.4 million for the nine months ended September 30, 1999. Premium connections revenue rose 25% to $70.8 million and pressure control revenue increased 4% to $64.1 million. The increase in premium connections revenue is due to the expansion of the North American market, for which sales revenues increased 66% compared to the prior year period. The increase in pressure control revenue is attributable to a 14% increase in revenues from sales of aftermarket products which was partially offset by a 6% decrease in revenues from the sale of capital equipment due to completion of long-term capital projects.

GROSS PROFIT

         Gross profit increased $20.9 million to $39.4 million for the nine months ended September 30, 2000 from $18.5 million for the nine months ended September 30, 1999. The increase in gross profit was due in part to a $9.0 million charge in the first half of 1999 to replace some of our pressure control equipment due to welds that did not meet company standards. Also contributing to the higher gross margin was a shift in the pressure control product sales mix from lower margin capital equipment to higher margin aftermarket spare parts. For premium connections, higher gross margins resulted from higher plant production and sales volumes in the U.S. and Canada, and price increases in the U.S. during 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling , general and administrative expenses declined $.8 million to $25 million for the nine months ended September 30, 2000 as compared to $25.8 million for the prior year period. The decrease is due to lower engineering requirements resulting from the completion of long-term pressure control projects, which was partially offset by higher professional services and management incentive expense accruals resulting from improved performance. As a percentage of sales, selling, general and administrative expenses decreased from 22% for the nine months ended September 30, 1999 to 19% for the same period this year.

OPERATING INCOME

         Operating income was $14.4 million for the nine months ended
September 30, 2000, compared to an operating loss of $7.3 million for the same period in 1999. Operating income for our premium connections segment increased 46% to $19.8 million for the nine months ended September 30, 2000 compared to the same period in 1999. Operating income for our pressure control segment increased to $3.5 million for the nine months ended September 30, 2000 from a loss of $12.4 million for the same period in 1999. Corporate and administration expenses were $9.0 million for the first nine months of 2000 as compared with $8.5 million for the same period in 1999.

INTEREST EXPENSE

         Interest expense was $3.9 million and $4.0 million for the nine months ended September 30, 2000 and 1999, respectively.

OTHER INCOME AND EXPENSE

         For the nine months ended September 30, 2000, other income was $5.3 million which includes a $3.6 million gain from a legal settlement related to the purchase of put options to sell marketable securities, and a $1.9 million gain recorded from the sale of real estate not used in operations. For the nine months ended September 30, 1999, other income was $1 million, and includes a $0.6 million gain on the sale of real property not used in operations, $0.2 million of rental real estate income, and $0.2 million from the sale of marketable securities.

                         LIQUIDITY AND CAPITAL RESOURCES


         Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading manufacturing facilities and capacity, to fund new product development and to provide additional working capital. Our primary source of funds has been cash flow from operations, proceeds from borrowings under our bank facilities, a private placement of senior secured notes, and reimbursement of costs related to the joint industry project in which we are participating and government-funded research projects.

         For the nine months ended September 30, 2000 cash provided by operating activities was $13.2 million compared to $12.5 million for the nine months ended September 30, 1999.

Cash provided by operations in 2000 was the result of improved operating results and partially offset by increased working capital requirements. Cash provided by operations in 1999 was primarily the result of a reduction in working capital needs due to the downturn in the market.

         Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2000, which includes $7.5 million in capital expenditures. Capital expenditures for the nine month period ending
September 30, 2000 consisted of $5.7 million for premium connections related to North America plant capacity expansion, $1.1 million for pressure control and $.7 million for corporate purposes. In May 2000, we settled through mediation, a dispute with a financial institution related to our purchase of put options on marketable securities. As a result of this settlement, we received, after expenses, approximately $3.6 million. In July 2000, we sold certain real property not used in our operations for proceeds of approximately $2.1 million, net of expenses from the sale.

         Cash provided by investing activities for the nine months ended September 30, 1999 was $7.4 million which included $13.1 million in proceeds from the sale of marketable securities. Capital expenditures for the nine months ended September 30, 1999, were $7.7 million which consisted of $6.9 million for premium connections, $.7 million for pressure control and $.1 million for corporate purposes.

         On August 25, 2000, the U.S. revolving line of credit was amended to, among other things, increase the amount available on the line from $15 million to $25 million. The amendment became effective October 2, 2000 upon completion of the Company's initial public offering. The amended credit line will mature March 31, 2003. During the third quarter of 2000, cash generated from operations was used to pay off substantially all of the outstanding balance on this line of credit. At September 30, 2000, $1.0 million was outstanding and the weighted average interest rate was 10.25%.

         The Company also has a committed foreign line of credit for $3,000 and an uncommitted foreign line of credit for $10,000. There were no borrowings under either line as of September 30, 2000.

         In October 2000, the Company completed an initial public offering in which 8,600,000 shares of common stock were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by the Company and 5,927,332 shares were sold by existing stockholders. The Company received net proceeds from the offering of approximately $40,000 after underwriting discounts and commissions and other related expenses.

BACKLOG

         Pressure control capital equipment backlog at September 30, 2000 and 1999 was $18.2 million and $35.9 million, respectively. We include in this backlog orders for pressure control capital equipment and projects. Backlog of premium connections and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders. Pressure control capital equipment backlog at September 30, 2000 includes a $10 million order for a subsea multiplex BOP control system received by the Company during the third quarter of 2000. We expect to deliver this order in the second half of 2001. The revenue and gross profit from this order will be recognized using the percentage of completion accounting method.


PART I, ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes since December 31, 1999 in the Company's exposure to market risk.

PART II, ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         In October 2000, the Company completed an initial public offering of 8,600,000 shares of common stock, $0.50 par value, which were sold at $17.00 per share.

Of the 8,600,000 shares, 2,672,668 shares were sold by the Company and 5,927,332 shares were sold by existing stockholders. Gross proceeds to the Company were approximately $45.5 million and gross proceeds to the selling stockholders were approximately $100.8 million. The managing underwriters in the offering were Salomon Smith Barney, Credit Suisse First Boston, Dain Rauscher Wessels, and Simmons & Company International. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (registration number 333-38954) that was declared effective September 26, 2000. The offering commenced on September 27, 2000.

         In connection with this offering, the Company incurred $3.2 million in underwriting discounts and commissions, and approximately $2.2 million in other related expenses. The net proceeds to the Company from the offering, after deducting the foregoing expenses, were approximately $40 million. We intend to use the proceeds as well as cash generated from operations to expand our capacity to produce premium connections in the United States and Canada, to upgrade machine tools that we use in the manufacturing of our pressure control products, and to finance the continued development and commercialization of new, advanced technologies and products.


PART II, ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit No.

3.1          --      Restated Certificate of Incorporation of the Company.

3.2*         --      Restated Bylaws of the Company (incorporated by reference
                     to Exhibit 3.2 of Amendment No. 1 to the Registration
                     Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.1*         --      Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.2*         --      Registration Rights Agreement among the Company and the
                     stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration
                     Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).


10.1*        --      Hydril Company 2000 Incentive Plan (incorporated by
                     reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.2*        --      Form of Indemnification Agreement (incorporated by
                     reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.3*        --      Employee Stock Purchase Plan (incorporated by reference to
                     Exhibit 10.6 of Amendment No. 1 to the Registration
                     Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.4*        --      Second Amended and Restated Loan Agreement dated as of
                     August 25, 2000 among Hydril Company and Bank One, Texas,
                     N.A. (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to the Registration Statement on Form S-1 of the Company filed with the Commission on September 5,
                     2000).

27          --       Financial Data Schedule

----------

*Incorporated by reference as indicated.





Reports on Form 8-K:

         During the quarter ended September 30, 2000, no reports were filed on Form 8-K.




                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      HYDRIL COMPANY


Date:  November 9, 2000                        By: /s/  Michael C. Kearney
                                                   -----------------------------
                                                       Michael C. Kearney
                                               Chief Financial Officer and Vice
                                               President- Administration
                                               (Authorized officer and principal
                                               accounting and financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
 3.1       Restated Certificate of Incorporation of the Company.

 3.2*      Restated Bylaws of the Company (incorporated by reference to Exhibit
           3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

 4.1* Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on
           Form S-1 of the Company filed with the Commission on July 31, 2000).

 4.2* Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment
           No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).


10.1*      Hydril Company 2000 Incentive Plan (incorporated by reference to
           Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form
           S-1 of the Company filed with the Commission on July 31, 2000).

10.2*      Form of Indemnification Agreement (incorporated by reference to
           Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form
           S-1 of the Company filed with the Commission on July 31, 2000).

10.3*      Employee Stock Purchase Plan (incorporated by reference to Exhibit
           10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.4*      Second Amended and Restated Loan Agreement dated as of August 25,
           2000 among Hydril Company and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to the Registration
           Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

27         Financial Data Schedule

----------
*Incorporated by reference as indicated.