Form 10-K405
period 2000-12-31
HYDRIL CO
filed 2001-03-28
CIK 1116030

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

                        Commission file number 000-31579
                                               ---------

                                 HYDRIL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            95-2777268
         -------------------------------         -------------------
         (State or other jurisdiction of           (IRS Employer
          incorporation or organization)         Identification No.)

3300 North Sam Houston Parkway East Houston, Texas          77032-3411
--------------------------------------------------          ----------
     (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (281) 449-2000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                         Name of each exchange on which registered
-----------------------------------------------------         -----------------------------------------
         Common Stock, par value $.50 per share                           Nasdaq Stock Market


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 2001: $201,690,903. The class B common stock is not publicly traded. For purposes of the foregoing determination, the value of each share of class B common stock was assumed to be equal to the value of a share of common stock.

         Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001:
           Common stock outstanding:  8,641,200 shares
           Class B common stock outstanding:  13,410,908 shares

         Documents incorporated by reference: Portions of Part III hereof are incorporated by reference from the Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Stockholders Meeting to be held May 22, 2001.

                                 HYDRIL COMPANY
                                    Form 10-K
                      For the Year Ended December 31, 2000
                                      Index

Part I
                                                                                                                  PAGE
                                                                                                                  ----
Item 1.              Business                                                                                        3
Item 2.              Properties                                                                                     12
Item 3.              Legal Proceedings                                                                              13
Item 4.              Submission of Matters to a Vote of Security Holders                                            13
Item S-K 401(b)      Executive Officers of the Registrant                                                           13

Part II

Item 5.              Market for Registrant's Common Equity and Related Stockholder Matters                          14
Item 6.              Selected Financial Data                                                                        15
Item 7.              Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                                  16
Item 7A              Quantitative and Qualitative Disclosures About Market Risk                                     22
Item 8.              Financial Statements and Supplementary Data                                                    23
Item 9.              Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                                                           44

Part III

Item 10.             Directors and Executive Officers of the Registrant                                             44
Item 11.             Executive Compensation                                                                         44
Item 12.             Security Ownership of Certain Beneficial Owners and Management                                 44
Item 13.             Certain Relationships and Related Transactions                                                 44

Part IV

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                                44

Signatures                                                                                                          46

                                      * * *

         The annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks, uncertainties and assumptions, include the impact of oil and gas prices and worldwide economic conditions on drilling activity and the demand for and pricing of Hydril's products and Hydril's assumptions relating thereto. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "potential," "continue," or the negative of these terms or other comparable terminology.

         These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                     PART I

ITEM 1-BUSINESS

         Hydril Company is engaged worldwide in engineering, manufacturing and marketing of premium connection and pressure control products used for oil and gas drilling and production. Our premium connections are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deep-formation, deepwater and horizontal wells. Our pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance of oil and gas wells in the same environments. We also provide aftermarket replacement parts, repair and field services for our installed base of pressure control equipment. These products and services are required on a recurring basis because of the impact on original equipment of the extreme conditions in which pressure control products are used.

         Hydril Company was founded in 1933 and reincorporated under the laws of the state of Delaware in 1972. In October 2000, we completed an initial public offering. Our common stock is traded on the Nasdaq National Market under the symbol "HYDL".

OVERVIEW OF OUR INDUSTRY

         Demand for oilfield products, such as premium connection and pressure control equipment, is cyclical in nature and depends substantially on the condition of the oil and gas industry and its willingness to invest capital on the exploration and development of oil and gas. The level of these capital expenditures is highly sensitive to existing oil and gas prices as well as the oil and gas industry's view of such prices in the future. Increasing commodity prices generally result in increased oil and gas exploration and production, which translates into greater demand for oilfield products and services. Conversely, falling commodity prices generally result in reduced demand for oilfield products and services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in oil and gas prices.

         Drilling activity was depressed in 1999 due to a reduction by oil and gas operators of their capital expenditures in response to a 1998 collapse in oil prices. Oil prices began to recover in the second quarter of 1999 primarily because OPEC stabilized oil prices through voluntary production limits, which resulted in reduced oil inventories worldwide. Natural gas prices in North America also strengthened considerably over this same time as reduced drilling activity resulted in lower supply of natural gas. During 2000, oil and natural gas prices continued their upward trend as average oil prices rose 58% and average natural gas prices rose 88% as compared to the average prices in 1999. In response to higher commodity prices, oil and gas exploration and production companies increased their budgets in 2000 and further increases in spending budgets have been announced for 2001.

         In recent years, the focus of drilling activity has been shifting towards the less explored deeper geological formations and deepwater locations which offer potentially prolific reserves. Operators have also increasingly relied on advanced drilling technologies such as horizontal drilling to improve production and recovery rates of oil and gas reservoirs. Demand for premium connection and pressure control products is impacted by these changing depth and drilling trends. We believe that the level of drilling activity in the harsh environments that require these products will continue to grow as oil and gas operators increasingly target deeper geological formations, shift their exploration offshore and apply horizontal drilling techniques.

Market for Premium Connections

         Premium connections join sections of well casing, production tubing and drill pipe used in various stages of drilling and production. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling to a target depth greater than 15,000 feet and rigs drilling in water depths greater than 1,500 feet. The majority of such wells have been drilled in North America to explore and develop deep gas formations. These depths require substantially more premium connections than shallower wells. The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States and the average deepwater (greater than 1,500 feet of water depth) rig count for the Gulf of Mexico for each of the years 1996 through 2000:

               U.S. Rig Count                    Gulf of Mexico Rig Count
             Over 15,000 ft (1)                      Over 1,500 ft (2)
             ------------------                  ------------------------
                                  Number                               Number
Year                              Of Rigs                              of Rigs
----                              -------                              -------

1996................................105       ............................12
1997................................138       ............................17
1998................................119       ............................23
1999................................ 92       ............................20
2000................................121       ............................23

         (1) Source: Average rig count calculated by Hydril using weekly data published by Smith International

         (2) Source: Average rig count calculated by Hydril using monthly data provided by ODS-Petrodata Group

         Internationally, the offshore rig count and the total rig count are relevant indicators of the premium connection market. The following table shows the average rig counts internationally for both offshore and on land and offshore combined for each of the years 1996 through 2000:


               International                           International
                  Offshore                           Land and Offshore
              Rig Count (1)(2)                       Rig Count (1)(2)
              ----------------                       -----------------
                                  Number                                Number
Year                              of Rigs                               of Rigs
----                              -------                               -------
1996................................239       ............................793
1997................................254       ............................809
1998................................250       ............................754
1999................................180       ............................588
2000................................186       ............................652


         (1) The international rig counts includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.

         (2) Source: Average rig counts calculated by Hydril using monthly data published by Baker Hughes International

         The number of horizontal wells, which require connections with enhanced mechanical characteristics drilled both onshore and offshore around the world, also drives the market for premium connections.

         Premium connections are generally required for drilling in environmentally sensitive areas. Oil and gas companies operating in locations where environmental laws and regulations require a particularly high degree of environmental safety, such as California, Alaska and Canada, might utilize premium connections due to their superior sealing capability and reliability. As environmental awareness increases worldwide, and as governments open for exploration new environmentally sensitive areas, we believe demand for premium connections in such areas will likely continue to increase.

Market for Pressure Control Equipment

         Pressure control products include a broad spectrum of equipment and parts required for outfitting new drilling rigs and upgrading and maintaining existing rigs.

         Demand for pressure control capital equipment depends on the level of construction of new offshore drilling rigs and the replacement and upgrading of equipment for existing offshore drilling rigs. The rig equipment market experienced strong growth in the most recent offshore rig construction up cycle, which peaked midway during the 1996 through 1999 time period, driven by an upturn in drilling rig utilization. In July 1998, there were 68 offshore rigs under construction compared to five mobile offshore rigs in January 1996. While the level of new rig construction and demand for capital equipment have declined during 1999 and 2000, demand for replacement parts and equipment has been less volatile.

         As a result of the high level of wear and tear during operation, pressure control capital equipment requires frequent maintenance and repair (including replacement parts), and technical support services. The level of worldwide offshore drilling activity primarily drives this demand. The following table shows the average worldwide offshore rig count for each of the years 1996 through 2000.


                                   Worldwide
                                    Offshore
                                Rig Count (1)(2)
                                ----------------
                                                     Number
                  Year                               of Rigs
                  ----                               -------
                  1996................................348
                  1997................................377
                  1998................................377
                  1999................................291
                  2000................................331


(1) The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada.

(2) Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International

BUSINESS SEGMENTS

Our Premium Connection Business

         We manufacture and market premium connections for casing, production tubing and drill pipe. We also provide technical solutions and field support services to address specific customer needs in the design, selection and maintenance of connections.

         A conventional oil or gas well is drilled by attaching a drill bit to the end of a series of sections of drill pipe joined by threaded connections. Threaded connections are similar to the grooves on a bolt and enable sections of drill pipe to be screwed together. Once connected, the drill pipe may be up to several miles long, commonly referred to as a drill string. The entire drill string must be removed from the well numerous times during the drilling process to replace dull drill bits and accomplish other tasks. Removing the drill string requires the disassembly and reassembly of the entire drill string. As a result, threaded connections for drill pipe must be engineered to withstand numerous assemblies without compromising the integrity of the connections. When the well reaches sufficient depths during drilling, the drill string is pulled out of the well and sections of larger diameter pipe known as casing, also joined by threaded connections, are inserted into the well and cemented in place to prevent the well from collapsing. Drilling is resumed until the next target depth is reached and the process is repeated. Most wells use multiple concentric casing strings that fit inside one another. The casing diameter reduces as depth increases. Once the well has been drilled to the desired depth and cased, production tubing is placed inside the casing. The production tubing also consists of multiple sections of pipe that are joined with threaded connections. In a completed well, oil and natural gas pass up through the production tubing to the top of the well.

         Casing, production tubing, and drill pipe are the types of oilfield tubulars for which we produce our premium connections. The term "premium" refers to a product produced by a precision manufacturing process with performance characteristics superior to those of a standard industry connection. Premium connections can withstand extreme conditions encountered in deepwater offshore wells and deep gas wells, as well as in horizontal well drilling. They also provide pressure tight, highly reliable sealing necessary for environmentally sensitive drilling. The technical complexity of these premium connections requires a high degree of accuracy during manufacturing and substantially more machining and inspection time than standard connections.

         We utilize custom-designed, computer controlled machines in our premium connection manufacturing facilities worldwide. All of our machine programs are created and maintained on a central system in our technology center in Houston, Texas and transmitted to each of our nine premium connection manufacturing locations worldwide. As a result, all Hydril connections of a particular type, regardless of manufacturing location, are substantially identical, ensuring interchangeability.

         To meet customer needs, we provide a full line of premium connection products and accessories, including connections for pipe of nonstandard size or weight. Our various premium connection products exhibit various high performance characteristics, such as:

    o Tension resistance. Our premium integral thread designs have high tension strength, which supports the weight of numerous sections of pipe strung together in deep wells.

    o Torque capability. Our premium thread connection, in particular our proprietary Wedge Thread(TM) connection, is designed to have torque capability that approaches pipe body strength in casing applications and surpasses it in most drill pipe and tubing applications. This design prevents connection damage due to overtorque, facilitates easier assembly and disassembly and reduces wear and tear from recurring service to the pipe.

    o Compression and bending flexibility. Our premium threads are designed to permit greater compression and bending of pipe strings than standard connections which is particularly important in horizontal and extended-reach wells.

    o Clearance. Our integral connections are machined directly onto the pipe, forming a smooth connection with little or no increase in diameter of the pipe. Coupled connections, on the other hand, use a bulkier third pipe, or coupling, to make a connection, resulting in less clearance inside the well. This integral quality is particularly important in deep drilling where well diameters become increasingly narrow because multiple strings of casing, production tubing, or drill pipe are utilized in one well.

    o Pressure tight sealing. Our metal-to-metal pressure tight sealing is designed to prevent both gas and fluid leakage, a critical factor in the case of extreme pressure and environmentally sensitive drilling.

    o Corrosion resistance. Our plastic-coated tubing connections reduce corrosion damage and extend the useful life of the connection.

    o Uniformity and compatibility. Our connections are manufactured worldwide with the same design, high tolerance specifications, and centrally manufactured tools and gauges, which improves product uniformity and compatibility.

         We offer our customers technical services related to casing and tubing string design. Computer well design software is utilized in the design and specification of the tubulars and the thread connections. In addition, we offer highly-trained field service technicians to assist our customers worldwide. We currently have 29 licensed repair facilities worldwide to support our premium connection business.

         During recent years, we completed the rebuild of approximately 85% of our 54 computer controlled machines and expect to rebuild six more during 2001 and 2002. Additionally, in January of 2001, we completed a 50% capacity expansion of our premium connection manufacturing facility in Nisku, Canada. We are also currently constructing additional capacity in the United States to be completed in 2001.

Our Pressure Control Business

         We provide a broad range of pressure control equipment used in oil and gas drilling and well completion and maintenance. Our products regulate formation and drilling fluid pressure during normal operations and prevent well blowouts when the pressure of formation fluids and gases reaches critical levels.

         The oil, gas and water contained in the geological formations into which a well is drilled can be under extremely high pressure. This pressure increases with greater water and drilling depth. When unanticipated formation pressure is encountered, the pressure must be controlled to prevent an uncontrolled release of the fluids and gases from the well, known as a "blowout." A blowout can have catastrophic consequences, as the oil and natural gas may ignite or the equipment and tubulars in the well may be suddenly propelled out of the well, potentially resulting in injury or death of personnel, destruction of drilling equipment or environmental damage. Blowouts can cause the loss of a well and significant downtime and additional expense. During drilling and maintenance operations, it is therefore essential to regulate the pressure, and to provide for mechanical safeguards to minimize the effects.

         Our pressure control products include blowout preventers, diverters, gas handlers, subsea control systems, drill stem valves, production chokes, pulsation dampeners and a variety of specialized elastomer products. We also provide integrated subsea control systems, which typically include a series of blowout preventers stacked on top of one another, along with other types of valves, diverters and gas handlers, all of which are regulated through an electro-mechanical subsea control system. In addition, we provide replacement parts, repair and field services to maintain our installed base of products.

Pressure Control Products

         Blowout preventers. The key component of a pressure control system is a high-pressure valve located at the top of the well called a blowout preventer. When activated, blowout preventers seal the well and prevent fluids and gases from escaping. Blowout preventers are safety devices and are activated only if other techniques for controlling pressure in the well are inadequate.

    We manufacture two types of blowout preventers:

    o Annular blowout preventers, which we invented more than 65 years ago, seal the well by hydraulically closing a large rubber collar around the drill pipe or against itself if nothing is in the well.

    o Ram blowout preventers seal the well by hydraulically driving metal rams against each other across the top of the well; our ram blowout preventers feature a new compact version that is designed for both rig upgrades and new builds where space is limited.


         Diverters. Diverters are safety devices used to redirect or vent the uncontrolled flow of formation fluids and gases in a controlled manner during offshore drilling operations. A diverter is used during drilling when there is a danger of penetrating pressurized gas zones. Our diverters incorporate a patented integral vent design that reduces the need for peripheral devices normally required for the use of diverters.

         Gas Handlers. In 1999, we introduced the first gas handler, a device which is used in deepwater drilling operations to contain and vent excess gas from the tubing system that connects the top of the well at the sea floor to the drilling rig. Our proprietary design controls the release of any rapidly expanding gas bubble rising to the surface through the tubing system that may endanger the environment, personnel and the rig.

         Drill Stem Valves. Manually operated drill stem valves are placed in the drill string to control well pressure in order to prevent blowouts and drilling fluid spillage during the installation and removal of drilling pipe. Our drill stem valves incorporate automatic pressure balancing, which we were the first to develop, that minimizes the torque required to operate them under pressure.

         Pulsation Dampeners. Pulsation dampeners counterbalance the pulsing of pressure fluids through pipelines that cause vibrations which may damage pipework and valves. In addition to oilfield applications, our pulsation dampeners are used in airport refueling systems and chemical refinery and processing plants. Our pulsation dampeners have a field replaceable bottom plate, which we were the first to develop, that reduces the number of costly shop repairs.

         Production Chokes. Production chokes are used to regulate the flow of oil, gas and other formation fluids from producing wells with high pressures, high flow rates and corrosive fluids. Our production chokes use a proprietary nozzle configuration that reduces internal erosion from produced sand and debris associated with many oil and gas wells.

         Elastomers. Our line of rubber products includes parts used in annular and ram blowout preventers, pulsation dampeners and other equipment. We specialize in bonding rubber to metal and offer a wide variety of elastomer products in a full range of sizes, pressure ratings and elastomer types.

         Integrated Systems. Our subsea control systems integrate blowout preventer equipment and other pressure control products with control systems, usually for use in deep offshore, high pressure wells. Our systems use advanced software, micro-electronics and materials technology and are capable of operating in water depths of up to 10,000 feet. Our integrated subsea control systems, also known as multiplex or MUX systems, are primarily sold for use in connection with the construction or refurbishment of drilling rigs.

Aftermarket Products and Services

         Our aftermarket business is supported by our growing installed base of pressure control products. Because our products are subjected to harsh drilling conditions, they frequently require repair and maintenance services, which include replacement parts for those consumed during the drilling operation. We manufacture metal replacement parts, including ram blocks, pistons, cylinders, seal seats and valves. Elastomer replacement parts manufactured and sold include packing units for ram and annular blowout preventers and seal kits. We also have a staff of field service personnel who assist customers on site in the proper installation and use of our products.

         We provide aftermarket services at our 9 domestic and 11 international repair facilities, and through 19 other authorized repair facilities.

Our Emphasis on Research and Development

         The markets for premium connection and pressure control products and services are characterized by continual technological developments. As a result, substantial improvements in the scope and quality of product function and performance can occur over a short period of time. We emphasize both the development of new products and the continuous redesign and improvement of our existing products. We consider ourselves to be a leader in the development of new technology and equipment designed to enhance the productivity and safety of the drilling and production process in harsh drilling environments. Our future ability to develop new products depends on our ability to design and commercially produce products that meet the needs of our customers, successfully market new products, and obtain and maintain patent protection.

         Our current research and development efforts are primarily focused on improvements in threaded connections and pressure control products, products for use in conjunction with subsea mudlift drilling and advanced composite tubing. As of December 31, 2000, we employed 65 persons on our engineering and design staffs, including mechanical, electrical and software engineers, who were principally engaged in product development and engineering research and development.

         We believe that, in addition to the technical competence and creativity of our employees, the success of our business depends on intellectual property protection. As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patents, when appropriate, on inventions concerning new equipment and product improvements. We hold numerous United States and international patents and have numerous patent applications pending. As we redesign and improve existing products, we are often able to obtain extensions of patent lives beyond their original duration. In addition, our trademarks are registered in the United States and various foreign countries. Our competitors may be able to independently develop technology that is similar to ours without infringing on our patents, and we may be unable to successfully protect our intellectual property.

         Although in the aggregate our patents and trademarks are important to the manufacturing and marketing of many of our products, we do not consider any single patent or trademark or group of patents or trademarks to be material to our business as a whole. We also rely on trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to our intellectual property.

         Subsea Mudlift Drilling. We are currently developing, in conjunction with four major oil and gas companies, two drilling contractors and one oil service company, a system of equipment and drilling procedures which we believe, if successful, will facilitate the exploration and development of oil and gas reserves in geologic formations found in ultra-deep water in excess of 5,000 feet. Available floating rigs and conventional drilling equipment cannot efficiently tap the potentially prolific reservoirs found in ultra-deep waters. A potential solution to this problem being pursued by our industry project is to have critical components of the drilling mud recirculation system reside on the sea floor and pump the drilling mud back to the surface from the sea floor. For this reason, the joint industry project is called subsea mudlift drilling. If successful, subsea mudlift drilling would reduce the number of casing strings needed, increase well diameter and production rates, and facilitate more demanding completions such as horizontal wells. In addition, subsea mudlift drilling should enable better control of well pressure, resulting in fewer pressure surges and fewer problems with the circulation of drilling mud, with less equipment on the well.

         This joint industry project was formed in 1996 and currently eight companies are participating: BP,

Chevron, Conoco, Texaco, Diamond Offshore, Global Marine, Schlumberger, and Hydril. Conoco is the project leader and we are the technical leader, designer and equipment manufacturer for this joint industry project. We have production rights to the technology being developed in the project for this application for the life of the intellectual property. We have contributed approximately $2.0 million of the $45.0 million expenditures budgeted prior to the production stage. The project is in the development stage, and a test well is scheduled to be drilled mid-2001. There are other groups of companies in our industry that are also developing competing technologies for ultra-deepwater drilling. If one or more of these groups develops a commercially viable technology before we do, they may gain a significant competitive advantage over us.

         Advanced Composite Tubing. At the end of 1999, we introduced an advanced composite tubing product as a cost-effective alternative to steel pipe used in flowlines. Our advanced composite tubing is lightweight, flexible, resistant to corrosion and fatigue, and can be produced in spoolable lengths up to several thousand feet. Because it can be produced in such extensive lengths, advanced composite tubing reduces the number of connections needed and is therefore easier to install and is less expensive than other alternatives. Advanced composite tubing is being marketed for use in transporting oil and gas from the wellhead to storage facilities. We plan to make additional diameter sizes and pressure ratings available within this product line and are currently seeking other commercial applications for this product. During 2000, we began the initial commercial production and shipments of advanced composite tubing. Companies with greater financial and marketing resources than us have already developed and are selling proprietary tubing similar to our advanced composite tubing.

Our Customers and Distribution

         The end-users for our products are primarily major and independent, domestic and international oil and gas companies, as well as drilling contractors. During 2000, we sold products and services to approximately 1,000 customers, none of which accounted for more than 10% of our consolidated revenues.

         Oil and gas operators and drilling contractors have undergone substantial consolidation in the last few years, and additional consolidation is probable. This consolidation results in fewer end-users for our products. In addition, merger activity among both major and independent oil and gas companies also affects exploration, development and production activity, as only the more promising exploration and development projects from each merged entity are likely to be pursued. The loss of end-users or a reduction in exploration and development budgets as a result of industry consolidation or other reasons could adversely affect demand for our products and services and reduce our revenues.

         Premium Connection Products. In the United States and Canada, we sell our premium connection products primarily to a number of steel pipe distributors who purchase the tubulars from steel mills and contract with us to apply the premium connection to the tubular goods. Due to the use of distributors, we do not own the pipe we thread and do not maintain an inventory of threaded or unthreaded tubulars. However, we market our premium connection products to the end-users, primarily oil and gas operators, because it is the end-users who request their distributors to have our premium connection applied to the pipe.

         In 2000, our ten largest distributors accounted for 70% of our premium connection sales in the United States and Canada and 44% of our premium connection sales worldwide. In the U.S., there has been significant consolidation of tubular distributors in recent years, resulting in fewer distribution alternatives for our products. If methods of distribution change, many of our competitors may be better positioned to take advantage of those changes than we are.

         Outside of the United States and Canada, we primarily sell our premium connections directly to oil and gas operators and trading companies. In these markets, we thread tubulars owned by customers, as well as purchase tubulars for threading and resale. Our premium connection products are sold for use in more than 40 countries by our U.S. customers operating abroad and by international customers.

         In 2000, our three largest premium connection customers accounted for 16%, 15% and 12% of segment sales. Additionally, in 2000 our ten largest premium connection customers accounted for 66% of total segment sales.

         Our premium connection sales staff is managed from Houston, Texas and is located in 19 offices in the United States, Canada, Indonesia, Singapore, Mexico, Nigeria, Eastern Europe, Venezuela, and the United Kingdom. We use manufacturer representatives in 41 countries worldwide.

         Pressure Control Products. Pressure control products are sold both domestically and internationally primarily to drilling contractors, although we market some of our pressure control products to operators as well as drilling contractors. Certain lines of our pressure control equipment are also sold to rig manufacturers and integrators of equipment. Aftermarket replacement parts, repair and field services are provided to both drilling contractors and companies that rent pressure control equipment. In 2000, our two largest pressure control customers accounted for 18% and 12% of segment sales. Our ten largest customers in our pressure control segment in 2000 accounted for 58% of segment sales.

         We market our pressure control products through our direct sales force, distributors and authorized representatives. Our pressure control products are sold for use in more than 50 countries. Our pressure control sales staff is managed from Houston and is located in 11 offices in the United States, Canada, Mexico, Singapore and the United Kingdom. We use manufacturer representatives in 43 countries worldwide.

Our Competitors

         Our products are sold in highly competitive markets. Many of our major competitors are diversified multinational companies, and are larger and have substantially greater financial resources, larger operating staffs and greater budgets for marketing and research and development than us.

         Premium Connection Products. In the premium connection market, domestically we compete primarily with the Atlas Bradford product line of Grant Prideco and to a lesser extent with the Hunting Interlock product line of Hunting PLC, the VAM product line joint venture of Vallourec & Mannesmann and Sumitomo Metals and steel mills and numerous other independent threaders. Internationally, we also compete with some of our domestic competitors and with DST, a marketing group composed of Dalmine, Siderca and TAMSA steel mills which is licensed to produce and sell the Atlas Bradford product line internationally, Vallourec & Mannesmann, Sumitomo Metals and Kawasaki Steel, each of which is vertically integrated through the ownership of steel mills. Integrated steel mills can apply threaded connections to tubulars they produce, which gives these competitors supply and pricing advantages over companies such as ours, which apply threaded connections to tubulars produced by others. Other steel producers who do not currently manufacture premium connections may begin doing so in the future. If domestic or other foreign steel mills begin providing premium threaded tubular goods directly to distributors or end-users, they would have a competitive advantage over us.

         We believe we are one of the largest providers of premium connections to the oil and gas industry both in the U.S. and worldwide. The principal competitive factors in the premium connection market are product design and engineering, product quality and reliability, price, product uniformity and compatibility, and the ability to provide timely field service and repair.

         High levels of imports of tubulars would reduce the volume sold by domestic producers and tend to reduce selling prices, both of which could have an adverse impact on our business. Moreover, foreign producers of premium connections sometimes sell or "dump" their products in the U.S. market at prices below cost. If not constrained by antidumping duty orders and counterveiling duty orders, which impose duties on imported tubulars to offset dumping and subsidies provided by foreign governments, this practice allows foreign producers to capture sales and market share from domestic producers. Duty orders normally reduce the level of imported goods and result in higher prices in the United States market. Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party.

         In addition, antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." Under the sunset review procedure, an order must be revoked after five years unless the U.S. Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Antidumping duty orders currently cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a counterveiling duty order currently covers imports from Italy. In July 2000, the International Trade Commission and the U.S. Department of Commerce began to conduct sunset reviews of the orders covering Argentina, Italy, Japan, Korea and Mexico. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside of the United States. These reviews are expected to be completed by July 2001.

         Pressure Control Products. We have three primary competitors in the pressure control market, the Cameron segment of Cooper Cameron, the Rig Product Sales segment of Varco International, and the

Petroleum Equipment segment of Stewart & Stevenson Services. There are also more than ten smaller competitors. We believe that we are the largest manufacturer of annular blowout preventers worldwide and a leading provider of subsea pressure control equipment. The principal competitive factors in the pressure control products market are believed to be product quality and reliability, product design and engineering, price, and the ability to provide timely service and replacement parts.

Our Employees

         As of December 31, 2000, we had a total of approximately 1,400 full-time and full-time equivalent employees. Approximately 530 of those employees were employed by our international subsidiaries and are located outside the United States. We are a party to one collective bargaining agreement which applies to approximately 67 employees located in Veracruz, Mexico and is subject to annual review. We believe our relations with our employees are good.

Insurance

         Our operations are subject to the risks inherent in manufacturing products and providing services to the oil and gas production industry. These risks include personal injury and loss of life, business interruptions, loss of production and property and equipment damage. Damages arising from an occurrence at a location where our products are used, have in the past and may in the future result in the assertion of potentially large claims against us.

         We maintain comprehensive insurance covering our assets and operations, including product liability and workers' compensation insurance, at levels that we believe to be appropriate. We attempt to obtain agreements from our pressure control customers providing for indemnification against liability to others. Our insurance is subject to deductibles and in some cases only applies to losses in excess of significant amounts. In such cases, we bear the risk of loss for claims below these deductibles or amounts. We cannot assure you that our insurance coverage will be adequate in all circumstances or against all hazards nor can we assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

Regulation

         Our business is affected by changes in public policy, federal, state and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect our operations by limiting available drilling and other opportunities in the oil and gas production industry.

         Our U.S. and foreign operations are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Many of our operations, including painting operations at certain locations, require permits that may be revoked or modified, that we are required to renew from time to time. Failure to comply with such laws, regulations or permits can result in substantial fines and criminal sanctions, or require us to purchase costly pollution control equipment or implement operational changes or improvements.

         Because we use hazardous substances in our manufacturing operations and many of our current and former properties are or have been used for industrial purposes, we may be responsible for remediating hazardous substances at our properties or at third party sites to which we sent waste for disposal. These properties and wastes may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or Superfund, the Resource Conservation and Recovery Act and analogous state laws. Under these laws, we may be required to remove previously disposed wastes and to remediate property contamination or to perform remedial operations to prevent future contamination.

         CERCLA imposes liability, without regard to fault or the legality of the original conduct, for the releases of hazardous substances into the environment. Persons subject to CERCLA include the owner and operator of the disposal site or sites where the release occurred and companies that generated, disposed or arranged for the disposal of the hazardous wastes found at the site. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the resulting contamination and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

         We have been identified as a potentially responsible party at one CERCLA site, the Operating Industries, Inc. Landfill Superfund site in California, to which we formerly sent waste oils and other materials for disposal. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and our estimated share of such costs, we do not expect this matter to materially affect us. We also have in the past been identified as a potentially responsible party at other CERCLA or state cleanup sites. In each case, we have resolved our liability without incurring material costs.

         Although we believe that we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future. Moreover, it is possible that implementation of stricter environmental laws, regulations and enforcement policies could result in additional, currently unquantifiable costs or liabilities to us.

International Matters

         In 2000, approximately 52% of our total revenues were derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 26% of our revenues were derived from products which were produced outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include political instability and civil disturbances, nationalization, expropriation, and nullification of contracts, changes in regulations and labor practices, changes in currency exchange rates and potential devaluations, changes in currency restrictions which could limit the repatriations of profits, restrictive actions by local governments and changes in foreign tax laws.

ITEM 2-PROPERTIES

    The following table details our principal facilities, all of which we own, except as indicated below.

                                                           Approximate
                                                              Square
                       Location                              Footage                   Description
                       --------                              -------                   -----------
United States
Houston, Texas.....................................            281,000      Pressure control products manufacturing;
                                                                            principal executive offices.
Houston, Texas.....................................            100,000      Premium connection manufacturing.

Houston, Texas.....................................            100,000      Pressure control elastomer products manufacturing.
Houston, Texas.....................................             59,000      Advanced composite tubing manufacturing
Bakersfield, California (leased)...................              7,900      Premium connection manufacturing;
                                                                            warehouses pressure control replacement parts.
Westwego, Louisiana................................             40,000      Premium connection manufacturing.

International
Nisku, Alberta, Canada (leased)....................             48,000      Premium connection manufacturing;
                                                                            warehouses pressure control replacement parts.
Batam, Indonesia (Land is leased)..................             30,000      Premium connection manufacturing.
Veracruz, Mexico...................................            100,000      Premium connection manufacturing.
Veracruz, Mexico (leased)..........................             25,000      Thread protector manufacturing for premium
                                                                            connections.
Port Harcourt, Nigeria (leased)....................             10,000      Repair and service of premium connections.
Warri, Nigeria.....................................             20,000      Repair and service of premium connections.
Aberdeen, Scotland.................................             20,000      Premium connection manufacturing;
                                                                            warehouses pressure control replacement parts.


         We have 22 sales and service offices worldwide in Alaska, California, Louisiana, Texas, Wyoming, Canada, Eastern Europe, Indonesia, Mexico, Nigeria, Singapore, Venezuela and the United Kingdom, that provide sales and technical support. Most of these offices provide service personnel to support rig operators. All of these offices are under lease, with leases ranging in duration from one month to two years. Our subsea mudlift drilling development group is located in a separate leased facility in Houston, Texas. We also have approximately 147 acres of undeveloped land surrounding some of the properties listed above and 72 acres of additional undeveloped land.

ITEM 3-LEGAL PROCEEDINGS

         We are involved in legal proceedings arising in the ordinary course of business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote by stockholders during the quarter ended December 31, 2000.

ITEM S-K 401(b) -EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information regarding our executive officers as of December 31, 2000.

Name                                                           Age                 Position(s)
----                                                          ----                 -----------
Richard C. Seaver.........................................       78    Chairman of the Board
Christopher T. Seaver.....................................       52    President, Chief Executive Officer and Director
Charles E. Jones..........................................       41    Managing Director-Pressure Control
Steven P. Magee...........................................       53    Managing Director-Western Hemisphere
                                                                         Premium Connection
Neil G. Russell...........................................       55    Managing Director-Eastern Hemisphere
                                                                         Premium Connection
Michael C. Kearney........................................       51    Chief Financial Officer and Vice President-
                                                                         Administration

         Richard C. Seaver is our Chairman of the Board, a position he has held since 1992. Previously, Mr. Seaver has served as a director since 1964, as President from 1964 to 1986, and as Secretary and General Counsel from 1957 to 1964.

         Christopher T. Seaver, is our President and Chief Executive Officer and a director. He has served as President since June 1993 and as Chief Executive Officer and as a director since February 1997. Mr. Seaver joined Hydril in 1985 and served as Executive Vice President in charge of Hydril's premium connection and pressure control businesses from 1991 until May 1993. He is a director and the treasurer of the Petroleum Equipment Suppliers Association and a director and member of the executive committee of the National Ocean Industries Association. Prior to joining Hydril, Mr. Seaver was a corporate and securities attorney for Paul, Hastings, Janofsky & Walker, and was a Foreign Service Officer in the U.S. Department of State, with postings in Kinshasa, Congo and Bogota, Columbia.

         Charles E. Jones is our Managing Director-Pressure Control, a position he has held since March 1998. From March 1996 to March 1998, Mr. Jones served as Director of Subsea Business for Cooper Cameron Corporation, a provider of oil and gas drilling equipment. Mr. Jones served as Engineering Manager for Subsea Offshore, formerly Dresser Industries, a manufacturer of oil and gas drilling equipment from April 1995 to March 1996. Prior to holding these positions, Mr. Jones had 11 years of service with us.

         Steven P. Magee is our Managing Director-Western Hemisphere Premium Connection, a position he has held since June 1996. From March 1995 to July 1996, Mr. Magee was Director-Latin America for our premium connection business. During his 25 years of service with us, Mr. Magee has held various management positions in our premium connection business, including international postings in Mexico and the United Kingdom.

         Neil G. Russell is our Managing Director-Eastern Hemisphere Premium Connection, a position he has held since March 1995. During Mr. Russell's 22 years of service with our company, he has held various management positions in our premium connection and pressure control businesses with postings in Singapore, Switzerland, the United Kingdom and the United States.

         Michael C. Kearney is our Chief Financial Officer and Vice President-Administration, positions he has held since August 1998. Prior to joining our company, Mr. Kearney was a consultant with Kearney Associates, an independent financial consulting firm, from September 1996 to August 1998. Mr. Kearney served as Vice

President and Treasurer of Zale Corporation, a specialty retailer of fine jewelry, from March 1996 to September 1996.

                                     PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

Market Information

         Our common stock has been traded on the Nasdaq National Market under the symbol "HYDL" since September 27, 2000. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market for the third and fourth quarter of 2000.

                                                             2000
                                                 -----------------------------
                                                  High                   Low
                                                 ------                 ------
Third Quarter                                    $22.75                 $20.38
Fourth Quarter                                    21.75                  14.00

         As of December 29, 2000 there were six holders of record of our common stock and the closing sales price per share of our common stock as reported by the Nasdaq National Market was $17.56. Based on inquiries made in connection with preparations for our 2001 Annual Meeting of Stockholders, Hydril estimates that there are at least 1,062 beneficial holders of our common stock. Additionally, there were 50 holders of record of our class B common stock as of December 29, 2000.

         We have no plans to declare or pay any dividends on our common stock or our class B common stock for the foreseeable future.

Use of Proceeds

         In October 2000, we completed an initial public offering of 8,600,000 shares of common stock, which were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by Hydril and 5,927,332 shares were sold by existing stockholders. Gross proceeds to Hydril were $45.4 million and gross proceeds to the selling stockholders were $100.8 million. The managing underwriters in the offering were Salomon Smith Barney, Credit Suisse First Boston, Dain Rauscher Wessels, and Simmons & Company International. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (registration number 333-38954) that was declared effective September 26, 2000. The offering commenced on September 27, 2000.

         In connection with this offering, Hydril incurred $3.2 million in underwriting discounts and commissions, and $2.6 million in other related expenses. The net proceeds to Hydril from the offering, after deducting the foregoing expenses, were $39.6 million. During the fourth quarter of 2000, we used $3.7 million of the proceeds for the initial costs to expand capacity at premium connection facilities in the U.S and Canada, and $0.4 million for the expansion of our advanced composite tubing production capacity. None of Hydril's proceeds from the offering have been or will be paid to directors, officers, affiliates of Hydril, or persons owning 10% or more of any class of Hydril's common stock. The balance of the proceeds to Hydril ($35.5 million at December 31, 2000) is invested in various high-grade securities and money market accounts.

ITEM 6-SELECTED FINANCIAL DATA

         The following selected consolidated financial data of Hydril should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.


(In thousands, except per share data)                                     Years Ended December 31,
                                                        --------------------------------------------------------------------
                                                           2000           1999           1998            1997         1996
                                                        ----------     ----------    ------------    -----------   ---------
Operating Data:
  Revenues:
    Premium connection                                   $   94,983     $ 75,362     $  116,256      $  111,472     $ 97,312
    Pressure control                                         85,039       84,063        122,956         106,635       69,646
                                                         ----------     --------     ----------      ----------     --------
      Total revenues                                        180,022      159,425        239,212         218,107      166,958
  Gross profit                                               56,220       25,655         30,404          27,427       34,818
  Selling, general and administration
    expenses                                                 34,802       33,404         41,048          32,945       25,823
  Gain on sale of manufacturing facility(1)                      -            -              -            4,520           -
                                                         ----------     --------     ----------      ----------     -------
  Operating income (loss)(2)                                 21,418       (7,749)       (10,644)           (998)       8,995
  Interest expense                                            4,963        5,528          4,347           1,720           91
  Interest income                                             2,320        1,314            855             857        1,324
  Other income (expense)                                      5,433(5)       997         (7,834)(4)      20,682(3)     2,524
  Net income (loss)                                      $   15,614     $ (7,237)    $  (14,500)     $   12,320     $  8,811

  Income (loss) per share(6):
    Basic                                                $    0.78      $  (0.37)    $    (0.75)     $     0.64     $   0.45
    Diluted                                              $    0.76      $  (0.37)    $    (0.75)     $     0.64     $   0.45
  Weighted average shares outstanding(6):
    Basic                                                    20,023       19,379         19,384          19,385       19,385
    Diluted                                                  20,557       19,379         19,384          19,385       19,385

Other Data:
  Capital expenditures                                   $   13,575     $  8,790     $   15,767      $   28,444     $  9,705
  Depreciation                                                8,579        7,851          6,324           5,259        4,711
  EBITDA(7)                                                  35,430        1,099        (12,154)         24,943       16,230

Balance Sheet Data:
  Working capital                                        $  116,911     $ 81,378     $   97,227      $   89,078     $ 63,781
  Property, net                                              79,070       74,579         73,861          64,418       37,647
  Total assets                                              254,646      211,808        259,076         248,808      158,698
  Long-term debt and capital leases, excluding
   current portion                                           60,286       73,039         76,244          27,028           -
  Other long-term liabilities                                15,549       18,011         18,137          15,535       15,169
  Total stockholders' equity                                131,729       76,446         83,683         100,710       89,772

(1) We sold our Singapore manufacturing facility for $6.2 million in cash in 1997, resulting in a gain of approximately $4.5 million.

(2) Results of operations include $26.5 million of operating losses in 1997, $27.5 million of operating losses in 1998, $3.7 million of operating losses in 1999, and $1.5 million of operating losses for 2000, under fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. Our 1999 results of operations also include a $10.5 million pre-tax charge to replace some of our blowout preventer equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Other income for 1997 was comprised primarily of a gain on the sale of our interest in XLS Holding, Inc. We obtained a 50% interest in XLS Holding, Inc. in 1994 as a result of our settlement of litigation with XL Systems, Inc. and in consideration for our licensing to XL Systems of several of our patented thread connections. Our interest in XLS Holding was accounted for using the equity method. In 1997, we sold our 50% interest in XLS Holding to Weatherford International in exchange for Weatherford stock and recorded a gain of $18.5 million.

(4) For 1998, other expense included a $6.1 million permanent decline in the fair market value of the Weatherford stock obtained in 1997 and held for sale, and $2.8 million for the cost of put options to sell the stock.

(5) Other income for 2000 includes a pre-tax gain of $3.6 million for the settlement of a dispute with a financial institution from which Hydril purchased put options to sell Weatherford stock in 1998 and a pre-tax gain of $1.9 million from the sale of real estate not used in operations.

(6) Share and per share data have been retroactively restated to reflect the reclassification of pre-offering shares of common stock into shares of class B common stock and the dividend of five shares of class B common stock for each share of class B common stock, both of which occurred on September 25, 2000.

(7) EBITDA consists of net income (loss) before interest expense, provision (benefit) for income taxes and depreciation, less interest income. EBITDA is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures.


ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of Hydril's historical results of operations and financial condition should be read in conjunction with Hydril's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

OVERVIEW

         Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and its willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices, which have historically been characterized by significant volatility. Oil and gas prices are affected by numerous factors, including the level of worldwide oil and gas exploration and production activity, worldwide demand for energy, which is affected by worldwide economic conditions, the policies of the Organization of Petroleum Exporting Countries, or OPEC, the cost of producing oil and gas, interest rates and the cost of capital, technological advances affecting energy consumption, environmental regulation, tax policies and policies of national governments.

         Our premium connection products are marketed primarily to oil and gas operators. Sales of premium connection products are driven by the level of worldwide drilling activity, in particular the number of rigs drilling over 15,000 feet and the number of rigs drilling in water depths greater than 1,500 feet. We sell our pressure control products primarily to drilling contractors. The main drivers for sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services is driven by the level of worldwide drilling activity.

         Beginning in late 1996, stabilization of oil and gas prices fueled increased drilling activity and the construction of new drilling rigs and the upgrade of many existing drilling rigs. During this period of increasing activity, we expanded our premium connection production capacity and refurbished machine tools used in many of our premium connection plants. From 1997 to mid-1999, we spent $18.1 million to construct new premium connection manufacturing facilities in Indonesia and Mexico, and to expand and upgrade an existing premium connection manufacturing facility in Houston, Texas that had been idle since 1986. Additionally, we implemented an enterprise resource planning system in 1998 at a cost of $6.1 million.

         In the second half of 1998 the price of oil began to fall and reached levels as low as $10.44 per barrel for West Texas Intermediate crude compared to over $25.00 per barrel in early 1997. The downturn in oil prices led our customers to substantially curtail their drilling and exploration activity, as well as the construction and refurbishment of drilling rigs, during the second half of 1998 through 1999. The rig count in the United States and Canada, as measured by Baker Hughes, fell from 1,481 rigs in February 1998 to a low of 558 rigs in April 1999. The rig count outside of the United States and Canada fell from 819 rigs in January 1998 to a low of 556 rigs in August 1999. This resulted in substantially lower purchases of premium connection and pressure control equipment. In response to this lower demand for our products and services, during 1999 we reduced our workforce in the United States by approximately 325 employees, or 20% of our total work force.

         Beginning in 1996 and through 1999, we entered into long-term, fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. We incurred operating losses, including late delivery penalties, of $27.5 million in 1998, $3.7 million in 1999, and $1.5 million in 2000 relating to these fixed-price contracts. These contracts did not allow us to recoup all of our expenses from the design, development and production of these control systems which had no prior prototypes. As of December 31, 2000, all of the subsea control systems and all of the pressure control equipment under these fixed price contracts had been shipped. We do not expect to incur any additional operating losses in connection with these fixed-price contracts.

         Since mid-1999, the price of oil has increased significantly due to OPEC member countries reducing production and recovering worldwide demand for oil, triggering a substantial increase in U.S. and Canadian rig counts. According to the Baker Hughes Rig Count, the United States average monthly rig count for 2000 was 916 rigs, a 51% increase over the average monthly rig count for 1999 of 608 rigs. The average monthly Canadian rig count for 2000 was 344, an increase of 40% over the average monthly Canadian count of 246 rigs for 1999. These improvements in market fundamentals stimulated an increase in the demand for our products in the United States and Canada, in particular premium connection products and pressure control aftermarket replacement parts. In response to this increase in demand, we completed a 50% expansion of our premium connection capacity at our plant in Nisku, Canada in January 2001, and are in the process of increasing capacity in the U.S. If current industry trends continue, we expect to increase our overall North American capacity up to 45%, as compared to our production capacity immediately prior to the recent Canadian addition.

         We have not yet seen a similar increase in orders for new pressure control capital equipment because of the current low level of rig construction and refurbishment worldwide. In addition, demand for premium connections outside of the United States and Canada has been weak. However, international rig counts have begun to move upward. The average monthly rig count outside of the United States and Canada for 2000 was 652, compared to 588 for 1999, an increase of 11%.

         Merger activity among both major and independent oil and gas companies also affects exploration, development and production activity, as the consolidated companies attempt to increase efficiency and reduce costs. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post-merger exploration and development budgets.

         During 2000, approximately 52% of our revenues were derived from equipment sales and services ultimately provided to end-users for use outside of the United States and approximately 26% of our revenues were derived from products that were produced outside of the United States.

Revenues

         With the exception of revenues from pressure control long-term projects, we record revenues for all products and services at the time such products are delivered or services are provided. In 2000, 92% of our revenues were recorded on this basis. For our pressure control long-term projects (which are generally contracts from six to eighteen months in duration and an estimated contract price in excess of $1 million), we recognize revenues using the percentage-of-completion method, measured by the percentage of cost incurred to estimated final cost. This method is used because we consider expended contract costs to be the best available measure of progress on these contracts. Provisions are made currently for the entire amount of any anticipated losses on uncompleted contracts. Changes in contract performance, conditions and estimated profitability may result in revisions to estimated costs and income or loss and will be recognized in the period in which those revisions are determined. It is at least reasonably possible that estimates of contract costs could be revised in the near term.

Gross Profit

         Our gross profit is the difference between our revenues and our cost of sales. Cost of sales for our products include purchased raw materials and components, manufacturing labor, plant overhead expenses, a portion of engineering expenses, and building and equipment depreciation. Our fixed costs cause our margins to suffer when demand is low and manufacturing capacity is underutilized. Also included in cost of sales are the costs of product warranty, product liability insurance and last in, first out inventory valuation adjustments. We do not take title to the tubulars we thread for the United States and Canadian market, and therefore, own no inventories of tubulars for sales in these countries. However, we purchase tubulars for fulfilling a portion of our existing orders outside of the United States and Canada, which is generally less than 10% of our total revenues. For our pressure control products, we have inventory both internationally and domestically for existing orders in process as well as a replacement parts inventory and some inventory for future capital equipment orders. A majority of our inventory is for our pressure control segment.

Selling, General and Administration Expenses

         Our selling, general and administration expenses include engineering expenses that relate to product design, development and maintenance; and sales and marketing expenses, which consists mostly of personnel and related expenses, marketing expenses, and commissions paid to third-party agents selling our products. Also included are general and administration expenses that relate to accounting, treasury, information technology, human resources, legal expenses and corporate overhead.

Operating Income (Loss)

         Our operating income (loss) is gross profit less selling, general and administration expenses. Operating income (loss) is comprised of the operating income of each of our premium connection and pressure control segments and the portion of selling, general and administration expenses, referred to as corporate administration, which are not allocated to either segment.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

         Total revenues increased $20.6 million, or 13%, to $180.0 million for 2000 from $159.4 in 1999. Premium connection revenue rose 26% to $95.0 million and pressure control revenue increased slightly from $84.1 million to $85.0 million. The increase in premium connection revenue is due to the expansion of the North American (United States and Canada) market, for which sales revenues for 2000 increased 67% compared to 1999. The increase in pressure control revenue is attributable to a 20% increase in revenues from sales of aftermarket products, which was partially offset by a 15% decrease in revenues from the sale of capital equipment. In 2000, the product mix in the pressure control segment shifted toward aftermarket parts from capital equipment as compared with 1999 due to fewer numbers of rigs under construction or being refurbished. Revenue from capital equipment sales decreased in 2000 as compared to 1999 due to the completion of long-term capital projects received in the last rig construction upcycle.

Gross Profit

         Gross profit increased $30.5 million to $56.2 million for 2000 from $25.7 million in 1999. The increase in gross profit was due in part to a $10.5 million charge in 1999 to replace some of our pressure control equipment due to welds that did not meet company standards. Also contributing to the higher gross margin was a shift in the pressure control product sales mix from lower margin capital equipment to higher margin aftermarket spare parts. During the fourth quarter of 2000, final installation and customer acceptance of capital equipment for several subsea projects generated higher than anticipated operating margins. For premium connections, higher gross margins resulted from higher plant production and sales volumes in the U.S. and Canada, and price increases in the U.S. during 2000.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $1.4 million to $34.8 million for 2000 as compared to $33.4 million for 1999. The increase is due to higher professional service expense and management incentive expense accruals resulting from improved performance. As a percentage of sales, selling, general and administrative expenses decreased from 21% for 1999 to 19% for 2000.

Operating Income

         Operating income was $21.4 million for 2000, compared to an operating loss of $7.7 million in 1999. Operating income for our premium connection segment increased 40% to $25.7 million for 2000 as compared to 1999. Operating income for our pressure control segment increased to $8.5 million for 2000 from a loss of $16.2 million for 1999. Corporate and administration expenses were $12.8 million for 2000 as compared to $9.8 million in 1999.

Interest Expense

         Interest expense decreased $.5 million from $5.5 million for 1999 to $5.0 million for 2000 due to the reduction of outstanding debt resulting from cash generated from operations.

Other Income and Expense

         For 2000, other income was $5.4 million, which includes a $3.6 million gain from a legal settlement related to the purchase of put options to sell marketable securities, and a $1.9 million gain recorded from the sale of real estate not used in operations. For 1999, other income was $1.0 million, which included a gain on the sale of surplus property of $0.7 million and a gain on the sale of marketable securities of $0.3 million. For further information on these transactions, see Note 7 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

         Revenues decreased by $79.8 million, or 33%, to $159.4 million in 1999, from $239.2 million in 1998. Premium connection revenues decreased by $40.9 million, or 35%, and pressure control revenues decreased by $38.9 million, or 32%. The decrease in our total revenues was due to a significant decline in demand for both our premium connection and pressure control products following the worldwide decrease in drilling activity. Premium connection revenues decreased in all our major worldwide markets because of the industry downturn. United States premium connection revenues decreased 24% and non-United States premium connection revenues decreased 41%. For 1999, revenues from pressure control long-term projects declined by $20.8 million to $18.9 million from $39.7 million in 1998. This decline was due to the completion of long-term project orders received in the rig construction up cycle, which peaked mid-way during the 1996 through 1999 time period and no new orders being received after mid-1999 due to the slowdown of rig construction. Revenues from pressure control equipment repairs and servicing decreased $9.0 million, or 51%, and revenues from aftermarket replacement parts decreased $5.2 million, or 15%.

Gross Profit

         Gross profit decreased $4.7 million, or 16%, to $25.7 million for 1999 from $30.4 million in 1998. Gross profit decreased for our premium connection segment due to a lower sales volume for premium connections in both the United States and international markets, and a one-time charge to replace some of our pressure control equipment as a result of welds that did not meet company standards. We accrued a $10.5 million pre-tax charge in 1999 to cover the expense of correcting this problem. Losses from pressure control long-term projects were $22.6 million lower in 1999 as compared with 1998 due to higher pricing on the projects completed during the year.

Selling, General and Administration Expenses

         For 1999, selling, general and administrative expenses decreased by $7.6 million, or 19%, to $33.4 million from $41.0 million in 1998. Engineering expense decreased by $0.9 million due to lower requirements for pressure control equipment. Sales and marketing expense decreased by $4.2 million because of decreased sales commissions given our lower sales level. General and administration expense decreased by $4.4 million due to a reduction in workforce and related costs in response to declining business conditions, as well as reduced legal expense and a reduction in our bad debt reserve. As a percentage of sales, these expenses increased to 21% in 1999 from 17% in 1998.

Operating Income (Loss)

         Operating loss for 1999 decreased by $2.9 million to $7.7 million from 1998. Operating income for our premium connection segment decreased by $6.8 million to $18.3 million in 1999, and the pressure control operating loss decreased by $5.9 million from a loss of $22.1 million in 1998 to a loss of $16.2 million in 1999. Corporate administration expenses were $9.8 million in 1999 versus $13.6 million in 1998.

Interest Expense

         Interest expense increased $1.2 million from $4.3 million in 1998 to $5.5 million in 1999 due to a full year of interest expense associated with the $60 million aggregate principal amount of 6.85% senior secured notes we issued in June 1998.

Other Income and Expense

         For 1999, other income was $1.0 million and included a gain on the sale of surplus property of $0.7 million and a gain on the sale of marketable securities of $0.3 million. For 1998, other expense was $7.8 million and included a $6.1 million charge as a result of a permanent decline in the fair market value of marketable securities consisting of the Weatherford stock held for sale, and a $2.8 million charge for the cost of purchase options to sell these marketable securities, partially offset by income on real estate holdings of $1.1 million. For further information on these transactions, see Note 7 in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading manufacturing facilities and capacity, to fund new product development and to provide additional working capital. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities, a private placement of senior secured notes, and reimbursement of costs related to the joint industry project in which we are participating and government-funded research projects.

         In addition, in October 2000, Hydril completed an initial public offering in which 8,600,000 shares of common stock were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by Hydril and 5,927,332 shares were sold by existing stockholders. Hydril received net proceeds from the offering of $39.6 million after underwriting discounts and commissions and other related expenses.

Operating Activities

         Cash provided by operating activities was $27.9 million for 2000 and $10.2 million for 1999. The increase in cash provided by operations in 2000 compared to 1999 was primarily the result of improved operating results. Cash provided by operations in 1999 was primarily the result of a reduction in working capital needs due to the downturn in the market. For 1998, cash used in operations was $17.5 million due to increased working capital requirements to support higher demand for our products and services, and losses associated with pressure control long-term projects.

Investing Activities

         Net cash used in investing activities was $7.9 million for 2000. In May 2000, we settled through mediation, a dispute with a financial institution related to our purchase of put options on marketable securities. As a result of this settlement, we received, after expenses, approximately $3.6 million. In July 2000, we sold certain real property not used in our operations for proceeds of approximately $2.1 million, net of expenses from the sale.

         Cash provided by investing activities for 1999 was $6.3 million, which included $13.1 million in proceeds from the sale of marketable securities. Net cash used for investing activities during 1998 was $14.8 million.

Credit Facilities

         Hydril has a domestic revolving line of credit for working capital requirements that provides up to $25 million in committed revolving credit borrowings through March 31, 2003. We may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the amended facility fluctuate depending on our leverage ratio and will be prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. The credit line is secured by a pledge of accounts receivable, inventory, equipment, intellectual property, material real property and subsidiary stock. At December 31, 2000, there were no outstanding borrowings under this credit facility. Our revolving credit agreement contains covenants with respect to debt levels, tangible net worth, debt-to-capitalization and interest coverage ratios.

         Additionally, Hydril has a committed foreign line of credit for $3.0 million and an uncommitted foreign line of credit for $10.0 million. The committed line expired February 28, 2001. The uncommitted line can be terminated at the bank's discretion and the interest rate is LIBOR plus 100 basis points. There were no borrowings under either credit line as of December 31, 2000 or 1999.

Other Indebtedness

         In a June 1998 private placement, we issued $60.0 million aggregate principal amount of 6.85% senior secured notes due June 30, 2003. The senior secured notes may not be prepaid prior to maturity unless we pay the noteholders a make-whole premium based on prevailing market interest rates, which as of December 31, 2000 would require a premium payment of $62,000. The agreement under which the notes are outstanding requires us to maintain a minimum level of tangible net worth. Additional financial tests, if not passed, restrict our ability to incur additional indebtedness and make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. A change in control would allow the holders to require prepayment of some or all of the notes at 100% of their principal amount plus a make-whole premium based on prevailing market interest rates.

Technology

         The subsea mudlift drilling project, of which we are the technology leader, is funded by a group of leading oil and gas companies headed by Conoco. Our expenditures to design and manufacture the prototype equipment are reimbursed by Conoco on a monthly basis. We have contributed approximately $2.0 million of the $45.0 million expenditures budgeted for the project prior to the development stage. We do not expect to make any additional contributions prior to the production stage. Completion of the development stage is scheduled to occur during 2001. If the development stage is completed successfully, we expect the project to enter the production stage. During the production stage, we would begin commercial production of subsea mudlift drilling equipment, which would involve additional expenditures, primarily related to increased working capital needs, as inventory of parts and equipment is increased.

Capital Expenditures

         Capital expenditures for 2000 were $13.6 million, which consisted of $10.5 million for our premium connection business, primarily related to capacity expansion in North America, $1.8 million for our pressure control segment, primarily for manufacturing support, and $1.3 million for general corporate purposes.

         Capital expenditures for 1999 and 1998 were $8.8 million and $15.8 million, respectively. The capital expenditures for these two years included $18.1 million in costs relating to the construction of manufacturing facilities for our premium connection segment in Indonesia and Mexico, and relocation of our Houston premium connection facility.

         If current industry conditions continue, we expect our 2001 capital expenditures to be up to $40 million. Planned capital expenditures include expansion of our capacity to produce premium connections in the United States, upgrading the machine tools we use to manufacture pressure control products, and continuing the development and commercialization of our new advanced technologies, subsea mudlift drilling and advanced composite tubing.

Dividends

         We have no plans to declare or pay any dividends on our common stock or our class B common stock for the foreseeable future.

BACKLOG

         Pressure control capital equipment backlog at December 31, 2000 and 1999 was $15.2 million and $23.6 million, respectively. The lower backlog at the end of 2000 was the result of a weak capital equipment market during the year. We include in this backlog orders for pressure control capital equipment and projects. Backlog of premium connection and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders. During the third quarter of 2000 we received a $10.3 million order for a subsea multiplex BOP control system, substantially similar to a system we previously designed and manufactured. We expect to deliver this system in the second half of 2001. The revenue and gross profit from this order is recognized using the percentage of completion accounting method. As revenues are recognized under the percentage of completion method, the order value in backlog is reduced.

TAX MATTERS

         As of December 31, 2000, we had deferred tax assets, net of deferred tax liabilities, of $14.4 million. These assets are benefits to us as long as we expect to have sufficient future income in the United States. Net operating loss carryforwards, or NOLs, total approximately $13.5 million and must be used entirely before the foreign tax credits, which total approximately $5.5 million, can be used. The NOLs are available to offset future taxable income through the year 2019 and the foreign tax credits are available through the year 2004 to reduce future U.S. income taxes payable. We would lose the benefit of our NOLs if we were to have a change of control. Section 382 of the Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an "ownership change" to use its net operating losses to reduce its tax liability. Although we believe that the initial public offering did not trigger such an ownership change, it is possible that a future offering of our common stock or future transfers of our common stock may trigger an ownership change. In that event, we would not be able to use our pre-ownership-change net operating losses in excess of the limitation imposed by Section 382.

         Management projections indicate that sufficient income will be generated in future years to realize the tax assets and therefore no valuation allowance was required.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS"). SFAS 133 requires an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Hydril adopted SFAS 133 effective January 1, 2001. The adoption of this policy did not require any transition adjustment and thus, did not materially affect our results of operations or financial condition.

ITEM 7A.-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

         At December 31, 2000, we had $60 million of fixed rate senior notes, having a fair value of $60.7 million. Interest payable on these notes is at a fixed-rate and therefore, the notes do not expose us to the risk of earnings loss due to changes in interest rates. However, the fair value of the notes would increase by approximately $0.9 million if interest rates were to decline 10% from their level at December 31, 2000. In general, such an increase in fair value would impact earnings and cash flows only if we were to prepay all or a portion of the notes prior to maturity.

         There were no outstanding borrowings under our lines of credit at December 31, 2000. Floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

         At December 31, 2000 or 1999, we did not hedge interest rate exposure.

Foreign Currency Exchange Rate

         Our operations are conducted in certain countries around the world in a number of different currencies. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, the U.S. dollar. In order to mitigate the effect of exchange rate changes, a substantial portion of our contracts provide for collections from customers in U.S. dollars. For 2000, approximately 47% of the sales from our foreign operations were in U.S. dollars and an additional 29% of sales from these operations were in local currency but based on the exchange rate for the U.S. dollar at the time of shipment.

         We had no foreign currency denominated borrowings outstanding at December 31, 2000 or 1999.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                 HYDRIL COMPANY

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                   Page
                                                                                                   ----
         INDEPENDENT AUDITORS' REPORT                                                               24

         FINANCIAL STATEMENTS:

           Consolidated Balance Sheets - December 31, 2000 and 1999                                 25

           Consolidated Statements of Operations - Years Ended December 31, 2000, 1999 and 1998     27

           Consolidated Statements of Changes in Stockholders Equity - Years Ended
             December 31, 2000, 1999 and 1998                                                       28

           Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998     29

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                 30

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Hydril Company:

We have audited the accompanying consolidated balance sheets of Hydril Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

Houston, Texas
February 28, 2001

                                 HYDRIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                                                   December 31,
                                                                                             --------------------------
                                                                                                2000            1999
                                                                                             ----------      ----------
CURRENT ASSETS:
  Cash and cash equivalents...........................................................       $   73,279      $   26,275
  Receivables:
    Trade, less allowance for doubtful accounts: 2000, $2,706; 1999, $3,710                      35,962          31,387
    Contract costs and estimated earnings in excess of billings.......................            1,227           8,116
    Other.............................................................................            2,820           1,507
                                                                                             ----------      ----------
        Total receivables.............................................................           40,009          41,010
                                                                                             ----------      ----------
  Inventories:
    Finished goods....................................................................           27,508          24,669
    Work-in-process...................................................................            4,600          14,078
    Raw materials.....................................................................            8,039           6,664
                                                                                             ----------      ----------
        Total inventories.............................................................           40,147          45,411
                                                                                             ----------      ----------
  Deferred tax asset..................................................................            7,597          10,342
  Other current assets................................................................            2,642           2,652
                                                                                             ----------      ----------
        Total current assets..........................................................          163,674         125,690
                                                                                             ----------      ----------
PROPERTY:
  Land and improvements...............................................................           18,231          17,732
  Buildings and improvements..........................................................           39,031          38,288
  Machinery and equipment.............................................................          126,000         127,535
  Construction-in-progress............................................................            5,487           1,358
                                                                                             ----------      ----------
        Total.........................................................................          188,749         184,913
  Less accumulated depreciation and amortization......................................         (109,679)       (110,334)
                                                                                             -----------     ----------
        Property, net.................................................................           79,070          74,579
                                                                                             ----------      ----------
OTHER LONG-TERM ASSETS:
  Deferred tax asset..................................................................            7,169           7,318
  Other assets........................................................................            4,733           4,221
                                                                                             ----------      ----------
        TOTAL.........................................................................       $  254,646      $  211,808
                                                                                             ==========      ==========





                 See notes to consolidated financial statements

                                 HYDRIL COMPANY
                           CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                                                    December 31,
                                                                                            --------------------------
                                                                                               2000            1999
                                                                                            ----------      ----------
CURRENT LIABILITIES:
  Accounts payable....................................................................      $   22,530      $   14,324
  Billings in excess of contract costs and estimated earnings.........................           4,063           7,306
  Accrued liabilities.................................................................          17,973          20,769
  Current portion of long-term debt...................................................             534             498
  Current portion of capital leases...................................................             266             255
  Income taxes payable................................................................           1,397           1,160
                                                                                            ----------      ----------
        Total current liabilities.....................................................          46,763          44,312
                                                                                            ----------      ----------
LONG-TERM LIABILITIES:
  Long-term debt, excluding current portion...........................................          60,233          72,721
  Capital lease obligations...........................................................              53             318
  Deferred tax liability                                                                           319               -
  Other...............................................................................          15,549          18,011
                                                                                            ----------      ----------
        Total long-term liabilities...................................................          76,154          91,050
                                                                                            ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
  Capital stock:
    Preferred stock - authorized, 10,000,000 shares of $1  par value; none issued or outstanding
    Common stock - authorized 75,000,000 shares of $.50 par value;
     8,641,200 shares issued and outstanding at December 31, 2000 and none issued and
     outstanding at December 31,1999. ................................................           4,321               -
    Class B common stock - authorized, 32,000,000 shares of $.50 par value; 13,410,908 and 19,379,040 shares issued and outstanding at December 31, 2000 and 1999,
      respectively....................................................................           6,705           9,690
  Additional paid in capital..........................................................          38,333
  Retained earnings...................................................................          82,370          66,756
                                                                                            ----------      ----------
        Total stockholders' equity....................................................         131,729          76,446
                                                                                            ----------      ----------
        TOTAL.........................................................................      $  254,646      $  211,808
                                                                                            ==========      ==========








                 See notes to consolidated financial statements

                                 HYDRIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)


                                                                      Year Ended December 31,
                                                           -----------------------------------------------
                                                               2000             1999             1998
                                                           ------------     -------------    -------------
REVENUES.......................................            $    180,022     $     159,425    $     239,212
COST OF SALES..................................                 123,802           133,770          208,808
                                                           ------------     -------------    -------------
GROSS PROFIT...................................                  56,220            25,655           30,404
                                                           ------------     -------------    -------------
SELLING, GENERAL &
  ADMINISTRATION EXPENSES
  Engineering..................................                   7,033             7,059            6,179
  Sales and marketing..........................                  13,205            14,282           18,443
  General and administration...................                  14,564            12,063           16,426
                                                           ------------     -------------    -------------
         Total.................................                  34,802            33,404           41,048
                                                           ------------     -------------    -------------
OPERATING INCOME (LOSS)........................                  21,418            (7,749)         (10,644)

INTEREST EXPENSE...............................                  (4,963)           (5,528)          (4,347)
INTEREST INCOME................................                   2,320             1,314              855
OTHER INCOME (EXPENSE):
  Rental income (expense)......................                      (2)              124            1,121
  Gain (loss) on marketable securities.........                   3,576               253           (8,882)
  Other........................................                   1,859               620              (73)
                                                           ------------     -------------    -------------
         Total.................................                   5,433               997           (7,834)
                                                           ------------     -------------    -------------
INCOME (LOSS) BEFORE INCOME
  TAXES........................................                  24,208           (10,966)         (21,970)
PROVISION (BENEFIT) FOR INCOME TAXES                              8,594            (3,729)          (7,470)
                                                           ------------     -------------    -------------
NET INCOME (LOSS)..............................            $     15,614     $      (7,237)   $     (14,500)
                                                           ============     =============    =============

INCOME (LOSS) PER SHARE:
  BASIC........................................            $       0.78     $       (0.37)   $       (0.75)
  DILUTED......................................            $       0.76     $       (0.37)   $       (0.75)

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC........................................              20,022,607        19,379,040       19,384,248
  DILUTED......................................              20,557,495        19,379,040       19,384,248




                 See notes to consolidated financial statements

                                 HYDRIL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1999 and 2000
               (In Thousands, Except Share and Per Share Amounts)


                                                                                             Class B          Additional
                                                              Common Stock                Common Stock          Paid in
                                                           Shares       Amount         Shares       Amount      Capital
                                                         -----------   -------       -----------   -------    ----------
Balance, December 31, 1997.......................                      $              19,385,040   $ 9,690     $      -
Comprehensive Loss:
  Net Loss.......................................                 -    $    -                 -    $    -      $      -
  Other comprehensive income, net of tax;
     Reclassification adjustment,
     Realized gain included in net loss,
     Net of tax..................................                 -         -                 -         -             -
                                                         -----------   -------       -----------   -------    ----------
          Total Comprehensive Loss...............                           -                           -             -
                                                         -----------   -------       -----------   -------     ---------
Stock repurchase.................................                 -         -             (6,000)       -             -
Dividends paid ($.10 per share)..................                 -         -                 -         -             -
                                                         -----------   -------       -----------   -------     ---------
Balance, December 31, 1998.......................                 -         -         19,379,040   $ 9,690            -
                                                         ===========   =======       ===========   =======     =========
Comprehensive Loss:
  Net Loss.......................................                 -    $    -                 -    $    -      $      -
                                                         -----------   -------       -----------   -------     ---------
          Total Comprehensive Loss...............                 -         -                 -         -             -
                                                         -----------   -------       -----------   -------     ---------
Balance, December 31, 1999.......................                 -    $    -         19,379,040   $ 9,690            -
                                                         ===========   =======       ===========   =======     =========
Comprehensive Income:
  Net Income.....................................                 -    $    -                 -    $    -      $      -
                                                         -----------   -------       -----------   -------     ---------
          Total Comprehensive Income.............                 -         -                 -         -             -
                                                         -----------   -------       -----------   -------     ---------
Shares sold by existing stockholders in initial
  public offering                                          5,927,332     2,965        (5,927,332)   (2,965)           -
Issuance of Common stock in initial public
  offering                                                 2,673,068     1,336                -         -         38,333
Conversion of Class B Common stock to
  Common stock                                                40,800        20           (40,800)      (20)           -
                                                         -----------   -------       -----------   -------     ---------
Balance, December 31, 2000.......................          8,641,200   $ 4,321        13,410,908   $ 6,705       $38,333
                                                         ===========   =======       ===========   =======     =========


                                                                     Accumulated
                                                                        Other
                                                     Retained       Comprehensive
                                                     Earnings           Income             Total
                                                    ----------     ---------------      -----------

Balance, December 31, 1997.......................    $  90,463     $      557           $  100,710
Comprehensive Loss:
  Net Loss.......................................    $ (14,500)    $       -            $  (14,500)
  Other comprehensive income, net of tax;
     Reclassification adjustment,
     Realized gain included in net loss,
     Net of tax..................................           -            (557)                (557)
                                                     ---------     ----------           ----------
          Total Comprehensive Loss...............      (14,500)          (557)             (15,057)
                                                     ---------     ----------           ----------
Stock repurchase.................................          (31)            -                   (31)
Dividends paid ($.10 per share)..................       (1,939)            -                (1,939)
                                                     ---------     ----------           ----------
Balance, December 31, 1998.......................    $  73,993     $       -            $   83,683
                                                     =========     ==========           ==========
Comprehensive Loss:
  Net Loss.......................................    $  (7,237)    $       -            $   (7,237)
                                                     ---------     ----------           ----------
          Total Comprehensive Loss...............       (7,237)            -                (7,237)
                                                     ---------                          ----------
Balance, December 31, 1999.......................    $  66,756     $       -            $   76,446
                                                     =========     ==========           ==========
Comprehensive Income:
  Net Income.....................................    $  15,614     $       -            $   15,614
                                                     ---------     ----------           ----------
          Total Comprehensive Income.............       15,614             -                15,614
                                                     ---------     ----------           ----------
Shares sold by existing stockholders in initial
  public offering                                           -              -                    -
Issuance of Common stock in initial public
  offering                                                  -              -                39,669
Conversion of Class B Common stock to
  Common stock                                              -      $       -                    -
                                                      --------     ----------           ----------
Balance, December 31, 2000.......................      $82,370     $       -            $  131,729
                                                     =========     ==========           ==========



                 See notes to consolidated financial statements

                                 HYDRIL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                             Year Ended
                                                                                            December 31,
                                                                                ---------------------------------------
                                                                                    2000           1999         1998
                                                                                -----------    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................                           $  15,614      $  (7,237)   $ (14,500)
                                                                                 ---------      ---------    ---------
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation......................................                               8,579          7,851        6,324
    Deferred income taxes.............................                               3,213         (7,643)     (13,251)
    Provision for doubtful accounts...................                                (435)          (317)       3,019
    (Gain) loss on XLS/marketable securities..........                                  -            (253)       8,882
    Loss on asset disposition.........................                                 626             -            -
    Gain on sale of real estate holdings not used in
      operations......................................                              (1,870)          (649)          -
    Gain on put mediation settlement..................                              (3,576)            -            -
    Change in operating assets and liabilities:
      Receivables.....................................                              (5,453)        13,499       (3,869)
      Contract costs and estimated earnings in excess of billings                    6,889         18,666       (3,719)
      Inventories.....................................                               5,264         12,531       (9,672)
      Other current and noncurrent assets.............                                (895)         1,707       (4,234)
      Accounts payable................................                               8,206        (15,058)         246
      Billings in excess of contract costs and estimated earnings                   (3,243)        (3,772)       6,523
      Accrued liabilities.............................                              (2,796)        (7,989)       3,179
      Income taxes payable............................                                 237         (1,226)         955
      Other long-term liabilities.....................                              (2,462)            74        2,602
                                                                                 ----------     ---------    ---------
        Net cash provided by (used in) operating activities                         27,898         10,184      (17,515)
                                                                                 ---------      ---------    ---------
NET CASH FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate holdings not used
   in operations......................................                               2,100          1,996           -
  Proceeds from disposition of assets.................                                  42             -            -
  Proceeds from sale of marketable securities.........                                  -          13,108           -
  Proceeds from exercise of put option................                                  -              -           981
  Proceeds from put mediation settlement..............                               3,576             -            -
  Disbursements for purchase/construction of Batam plant                                -              -        (1,427)
  Capital expenditures................................                             (13,575)        (8,790)     (14,340)
                                                                                 ----------     ---------    ---------
        Net cash provided by (used in) investing activities                         (7,857)         6,314      (14,786)
                                                                                 ----------     ---------    ---------
NET CASH FROM FINANCING ACTIVITIES:
  Proceeds from borrowings............................                               2,697             -        61,836
  Repayment of debt...................................                             (15,149)       (11,827)     (31,976)
  Repayment of capital leases.........................                                (254)          (233)        (167)
  Payment of dividends................................                                  -              -        (1,939)
  Repurchase common stock.............................                                  -              -           (31)
  Net proceeds from initial public offering of common stock                         39,669             -            -
                                                                                  --------      ---------    ---------
        Net cash provided by (used in) financing activities                         26,963        (12,060)      27,723
                                                                                 ---------      ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...................................                              47,004          4,438       (4,578)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD................................                              26,275         21,837       26,415
                                                                                 ---------      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............                           $  73,279      $  26,275    $  21,837
                                                                                 ---------      ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW .................
   INFORMATION:
  Interest paid.......................................                           $   5,025      $   5,528    $   4,347
  Income taxes (refunded) paid:
    Domestic..........................................                                 195            133         (134)
    Foreign...........................................                               3,930          3,629        4,842


                 See notes to consolidated financial statements

                                 HYDRIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations - Hydril Company (the "Company") operates principally in the oilfield equipment industry on a worldwide basis. Operations involve engineering, manufacturing and marketing high performance specialty equipment for use in the exploration and production of oil and gas. The Company's customer base consists primarily of steel pipe distributors, major oil companies, independent oil and gas producers and drilling contractors. The Company operates in two business segments - Premium Connection and Pressure Control (see Note 13 for further information).

         Principles of Consolidation - The consolidated financial statements include the accounts of Hydril Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition - Revenues for all products and services are recognized at the time such products are delivered or services are performed, except as described below.

         Revenues from long-term contracts, which are generally contracts from six to eighteen months and an estimated contract price in excess of $1,000,000 are recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. Provisions are made currently for the entire amount of anticipated losses on uncompleted contracts. Changes in contract performance, conditions and estimated profitability may result in revisions to estimated costs and income or loss and will be recognized in the period in which those revisions are determined. It is at least reasonably possible that estimates of contract costs could be revised in the near term. Revenues from long-term contracts were approximately 8%, 12% and 17% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

         Cash and Cash Equivalents - Cash equivalents are highly liquid investments including commercial paper and time deposits having original maturities of three months or less.

         Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible. An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2000, 1999 and 1998 is as follows:


      (in thousands)
                                 2000          1999         1998
                                 -------      -------      -------
Beginning balance ..........     $ 3,710      $ 4,144      $ 1,125

Additions charged to expense        (435)        (317)       3,019

Accounts written off .......        (574)        (118)          (7)

Recoveries .................           5            1            7
                                 -------      -------      -------

Ending balance .............     $ 2,706      $ 3,710      $ 4,144
                                 =======      =======      =======



         Inventories - Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out ("LIFO") method for substantially all pressure control products (approximately 80% and 90% of total gross inventories at December 31, 2000 and 1999, respectively) and by the first in, first out ("FIFO") method for all other inventories. If the FIFO method had been used to value all inventories, the cost would have been $11,895,000, $12,136,000 and $13,239,000 higher at December 31, 2000, 1999 and 1998, respectively.

         The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value. An analysis of the excess and obsolete inventory reserve for the years ended December 31, 2000, 1999 and 1998 is as follows:

(in thousands)                                              2000      1999       1998
                                                         --------   --------   --------
Beginning balance....................................    $  6,386   $  8,531   $  5,901
Provision for excess and obsolete inventory..........       1,189      2,423      3,296
Inventory disposed of during the year................      (1,064)    (4,568)      (666)
                                                         --------   --------   --------
          Ending balance.............................    $  6,511   $  6,386    $ 8,531
                                                         ========   ========   ========

         Property - Property, plant and equipment is recorded at cost. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Depreciation of property, including that under capital leases, is based on the straight-line method. Rates are based upon the estimated useful lives of the various classes of property, generally as follows:


Buildings and improvements.........................    20-45 years
Machinery and equipment............................     3-12 years

         Upon retirement or other disposal of fixed assets, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations.

         Depreciation expense was $8,579,000, $7,851,000 and $6,324,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

         Included in other assets within the consolidated balance sheets at December 31, 2000 and 1999 are $2,701,000 and $2,945,000 respectively, of real estate holdings. These holdings are composed of land and buildings in the United States not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Such holdings are reported at the lower of their carrying amount or fair value less estimated costs to sell.

         Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future cash flows of the related asset.

         Research and Development Costs - The Company engages in research and development activities to develop new products and to significantly improve existing products. Some of these activities are conducted with other industry participants or government organizations who reimburse the Company for costs incurred by the Company on their behalf. The Company expenses as incurred all research and development costs that are not reimbursable by other parties. Research and development expenses, net of reimbursement, were $1,430,000, $1,107,000 and $1,526,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

         Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the common stock.

         Environmental Liabilities - The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

         Income Taxes - The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. United States deferred income taxes have been provided on unremitted earnings of foreign subsidiaries.

         Foreign Currencies Translation - The Company's foreign operations are closely integrated with and are extensions of the Company's U.S. operations. Accordingly, the U.S. dollar is the functional currency for all of the Company's foreign operations. Inventory, property, plant and equipment, cost of sales and depreciation are remeasured from the local currency to U.S. dollars at historical exchange rates. Monetary assets and liabilities are remeasured at current exchange rates on the balance sheet date. Income and expense accounts, other than cost of sales and depreciation, are remeasured at weighted average exchange rates during the year. Gains and losses resulting from those remeasurements are included in the statements of operations.

         Concentration of Credit and Customer Risk - The Company sells its products to a broad group of steel pipe distributors, major and independent domestic and international oil and gas companies and national oil companies, as well as domestic and international drilling contractors and rental companies. See Note 12 for further information on major customers. The Company performs ongoing credit evaluations of its customers and provides allowance for probable credit losses where necessary.

         Recent Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of this policy did not require any transition adjustment and thus, did not materially affect the Company's results of operations or financial condition.

         Reclassifications - Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year's presentation.


2. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

         Accrued liabilities and other long-term liabilities as of December 31, 2000 and 1999 consisted of the following:


(in thousands)                                                December 31,
                                                          ----------------------
                                                            2000         1999
                                                          ---------    ---------
Accrued liabilities:
  Reserve for losses on projects (Note 3)..............   $   3,263    $   7,478
  Employee benefits....................................       4,136        3,663
  Taxes (property, sales, payroll, other)..............       2,861        2,601
  Accrued payroll, bonus and severance.................       3,499        1,856
  Other................................................       4,214        5,171
                                                          ---------    ---------
                                                          $  17,973    $  20,769
                                                          =========    =========
Other long-term liabilities:
  Post retirement health and life benefits.............   $  10,452    $  10,994
  Pension plan benefits................................       4,980        6,461
  Other................................................         117          556
                                                          ---------    ---------
                                                          $  15,549    $  18,011
                                                          =========    =========

3. LONG-TERM CONTRACTS

         The components of long-term contracts as of December 31, 2000 and 1999 consist of the following:


(in thousands)                                                         December 31,
                                                                 ------------------------
                                                                   2000           1999
                                                                 --------       ---------
Costs and estimated earnings on uncompleted contracts..........  $ 21,044       $  39,450
Less: billings to date.........................................   (23,880)        (38,640)
                                                                 --------       ---------

Excess of costs and estimated earnings over billings...........  $ (2,836)      $     810
                                                                 ========       =========
Included in the accompanying balance sheets under the
 following captions:
Contract costs and estimated earnings in excess of billings....  $  1,227       $   8,116
Billings in excess of contract costs and estimated earnings....    (4,063)         (7,306)
                                                                 --------       ---------
          Total................................................  $ (2,836)      $     810
                                                                 ========       =========


         Beginning in 1996 and through 1999, the Company entered into 17 fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. As of December 31, 2000, all of the subsea control systems and all of the pressure control equipment for these contracts had been shipped.

         Losses incurred on these projects, including late delivery penalties, were approximately $1,500,000 $3,700,000 and $27,500,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Provisions for estimated losses are determined by comparing total sales price to costs incurred plus estimated costs to complete the contract. Provision for estimated losses have been made, to the extent applicable, for all projects not completed as of December 31, 2000. As of December 31, 2000 and 1999, the Company has accrued a reserve for project losses of $3,263,000 and $7,478,000, respectively.

         The Company incurred late delivery penalties when projects were not delivered timely because of evolving engineering design, individual project customization and limited manufacturing capacity. The late delivery penalties are expected to be settled with customers shortly after the Company's completion of contract requirements by customers taking payment deductions from final invoices. As of December 31, 2000 and 1999, the Company has accrued as part of the reserve for project losses $1,756,000 and $6,097,000, respectively, for late delivery penalties.

         In August 2000, the Company was awarded a project to deliver a subsea control system substantially similar to a system the Company previously designed and manufactured. As of December 31, 2000 and 1999, the Company had $1,525,000 and $2,327,000, respectively, of receivables representing amounts billed to, but unpaid, by customers pending completion of the projects.

4. LONG-TERM DEBT

         The Company's borrowings as of December 31, 2000 and 1999 were as follows:


(in thousands)                                          December 31,
                                                   -----------------------
                                                      2000          1999
                                                   ---------     ---------
Senior notes...................................... $  60,000     $  60,000
Revolving lines of credit:
  U.S.............................................        -         11,954
  Foreign.........................................        -             -
IBM note financing................................       767         1,265
                                                   ---------     ---------
          Total...................................    60,767        73,219
Less current portion..............................      (534)         (498)
                                                   ---------     ---------
          Total long-term debt.................... $  60,233     $  72,721
                                                   =========     =========

         Senior notes - On June 26, 1998, the Company issued $60,000,000 in senior notes due June 30, 2003. The notes bear interest at a rate of 6.85% payable quarterly. The senior notes may not be prepaid prior to maturity unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates, which as of December 31, 2000, would require a premium payment of $62,000.

         Revolving lines of credit - As of December 31, 2000, the Company has available a secured U.S. revolving line of credit of $25,000,000. The credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the amended line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At December 31, 2000, there were no outstanding borrowings under this credit facility.

         Additionally, the Company has foreign revolving lines of credit, committed and uncommitted, totaling

$13,000,000, of which none was outstanding at December 31, 2000. The uncommitted line for $10,000,000 can be terminated at the bank's discretion and the committed line for $3,000,000 expired February 28, 2001. Interest on the outstanding borrowings under the foreign revolving lines of credit is payable quarterly at rates ranging from LIBOR plus 100 basis points (7.40% at December 31, 2000) to a bank base rate plus 150 basis points (7% at December 31, 2000).

         Covenants - The U.S. revolving line of credit requires the Company to comply with certain covenants and financial tests. The financial covenants under the line of credit consist of a requirement to maintain minimum levels of tangible net worth, to not exceed levels of debt specified in the agreement, to comply with a fixed coverage test and to not exceed a maximum leverage ratio. The long-term note agreement for the senior notes has one financial event of default covenant, which is a minimum tangible net worth test. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock.

         Collateral - The senior notes and the U.S. revolving line of credit are secured, on a pari passu basis, by accounts receivable, inventory, equipment, intellectual property, certain real property, 100% of the stock of domestic subsidiaries, and 65% of the stock of foreign subsidiaries.

         IBM note financing - The Company is financing certain equipment and completed consulting agreements with IBM over a five-year period beginning June 1997. The notes bear interest at 4.90% - 7.61% per annum.

         Debt maturities - The estimated remaining principal payments on the outstanding debt, exclusive of capital lease obligations, as of December 31, 2000 are as follows: (in thousands)

Debt Maturities                                        Total
---------------                                      ---------
2001................................................ $     534
2002................................................       233
2003................................................    60,000
                                                     ---------
          Total..................................... $  60,767
                                                     =========

5. INCOME TAXES

         The geographical sources of income (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998 were as follows:

(in thousands)                                2000         1999          1998
                                            --------    ---------     -------
United States.............................. $11,149     $ (14,345)    $(20,998)
Foreign....................................  13,059         3,379         (972)
                                            -------     ---------     ---------
Income (loss) before income taxes.......... $24,208     $ (10,966)    $ (21,970)
                                            =======     =========     =========

         The provision (benefit) for income taxes for the years ended December 31, 2000 and 1999 consisted of the following:


(in thousands)                             2000        1999          1998
                                         --------    --------      ------
United States:
  Current............................    $    66       $     -      $    337
  Deferred...........................      3,286        (7,421)      (12,957)
Foreign:
  Current............................      5,315         3,914         5,444
  Deferred...........................        (73)         (222)         (294)
                                         --------      -------      --------
          Total......................    $ 8,594       $(3,729)     $ (7,470)
                                         =======       =======      ========

         The consolidated effective income tax rates (as a percentage of income before income taxes) for the years ended December 31, 2000, 1999 and 1998 varies from the United States statutory income tax rate for the reasons set forth below:

(in thousands)                                2000        1999         1998
                                             ------      ------       ------
Statutory rate...........................     35.0%       35.0%        35.0%
Nondeductible expenses...................      0.3%       (0.7)%       (0.5)%
Other....................................      0.2%       (0.3)%       (0.5)%
                                             ------      ------       ------
  Effective Rate.........................     35.5%       34.0%        34.0%
                                             ======      ======       ======

         Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:


(in thousands)                                               2000        1999
                                                          ---------   ---------
Deferred tax assets:
Inventory capitalization cost..........................   $   2,428   $   3,567
Accrued expenses and other items not deductible
for tax purposes.......................................      10,719      12,500
Net operating loss carryforward........................       4,730       5,191
Alternative minimum tax and foreign tax credits........       6,232       6,118
Other..................................................       1,067       1,366
                                                          ---------   ---------
          Total deferred tax assets....................      25,176      28,742
Deferred tax liabilities:
Property, plant and equipment..........................      (3,250)     (2,319)
Unrepatriated foreign earnings.........................      (7,479)     (8,763)
                                                          ---------   ---------
          Total deferred tax liability.................     (10,729)    (11,082)
                                                          ----------  ---------
Net deferred tax asset.................................   $  14,447   $  17,660
                                                          =========   =========

         At December 31, 2000, the Company had approximately $13,500,000 of net operating losses available to offset future taxable income through the year 2019. In addition, the Company has approximately $700,000 of federal alternative minimum tax credits which are available to reduce future federal income tax payable, if any, over an indefinite period (although not below the tentative minimum tax otherwise due in any year), and approximately $5,500,000 of foreign tax credits which are available to reduce future U.S. income taxes payable, if any, through the year 2004.

6. EMPLOYEE BENEFITS

         Post Retirement Benefits - The Company has a defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees' years of service and compensation. Plan assets consist primarily of investments in equities and money market funds.

         Additionally, the Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before July 1, 1997, who have retired under one of the Company's pension plans. Effective December 31, 1999, the Company changed eligibility provisions for this plan, significantly reducing the number of participants. Under the provisions of SFAS No. 106, "Employers' Accounting for Post retirement Benefits Other Than Pensions," this change to the plan resulted in the recognition of $2,225,000 of net curtailment gains in 1999. Also effective December 31, 1999, the Company changed the plan to increase premiums and reduce lifetime cap provisions. These negative plan amendments resulted in an additional $4,579,000 of negative prior service cost that will be amortized as a reduction of expense over the remaining life expectancy of fully eligible participants.

         The benefit obligation, value of plan assets, and funded status component costs of the plans are as follows:

(in thousands)                                                                                Post Retirement
                                                                 Pension Benefits        Health and Life Benefits
                                                             -------------------------   -------------------------
                                                                2000          1999           2000          1999
                                                             -----------   -----------   -----------    ----------

Benefit obligation at beginning of year................      $   20,878    $   21,761      $  6,682       $ 12,737
  Service cost.........................................           1,245         1,521            50            372
  Interest cost........................................           1,533         1,489           489            804
  Participant contributions............................              -             -             51             11
  Plan amendments......................................              -             -             -          (4,579)
  Curtailment (gain)/loss..............................              -             -             -          (2,225)
  Benefits paid........................................            (413)         (281)         (862)          (895)
  Actuarial (gain)/loss................................              65        (3,612)          145            457
                                                             ----------    ----------      --------       --------
          Benefit obligation at end of year............      $   23,308    $   20,878      $  6,555       $  6,682
                                                             ==========    ==========      ========       ========
Fair value of plan assets at beginning of year.........      $   12,759    $   14,057            -              -
  Actual return on plan assets.........................             943          (915)           -              -
  Employer contributions...............................           2,644            -       $    810       $    884
  Participant contributions............................              -             -             51             11
  Benefits paid........................................            (413)         (281)         (861)          (895)
  Administrative expenses..............................             (30)         (102)           -              -
                                                             -----------   ----------      --------       --------
          Fair value of plan assets at end of year.....      $   15,903    $   12,759      $      0       $      0
                                                             ==========    ==========      ========       ========
Reconciliation of plan funded status
  Funded status........................................      $   (7,405)   $   (8,119)     $ (6,555)      $ (6,682)
  Unrecognized actuarial (gain)/loss...................             116           (94)         (233)          (378)
  Unrecognized transition obligation...................             405           599            -              -
  Unamortized prior service cost.......................             (36)          (45)       (4,091)        (4,579)
                                                             -----------   ----------      ---------      --------
          Net amount recognized at year-end............      $   (6,920)   $   (7,659)     $(10,879)      $(11,639)
                                                             ===========   ==========      =========      ========




(in thousands)                                                                             Post Retirement
                                                         Pension Benefits              Health and Life Benefits
                                                  --------------------------------  -------------------------------
                                                     2000        1999       1998       2000       1999       1998
                                                  ---------   ---------  ---------  ---------  ---------   --------
Components of net periodic benefit cost
  Service cost...............................     $  1,245     $ 1,521    $ 1,255    $    50    $    372    $   401
  Interest cost..............................        1,533       1,489      1,316        489         804        822
  Expected return on plan assets.............       (1,057)     (1,251)    (1,370)        -           -          -
  Amortization of prior service cost.........           (9)         (9)        (9)      (488)         -          -
  Amortization of transition obligation......          193         193        193         -           -          -
  Recognized actuarial gain..................           -           -         (53)        -           -         (18)
                                                   -------     -------    -------    -------    --------    -------
          Net periodic cost..................      $ 1,905     $ 1,943    $ 1,332    $    51    $  1,176   $  1,205
                                                   =======     =======    =======    =======    ========   ========
Additional (gain) recognized due to:
  Curtailment................................                                        $     -    $ (2,225)
                                                                                                ========


         The assumed discount rate and salary increase rate used in determining the benefit obligation were 7.50% and 4.50%, respectively, at December 31, 2000. Such rates used at December 31, 1999 and 1998 were 7.75% and 4.50% and 6.75% and 4.50%, respectively. The expected long-term rate of return on pension plan assets at December 31, 2000, 1999 and 1998 was 9%, 8% and 9%, respectively.

         A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2004 and remain at that level thereafter.

         The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A one percent change in the assumed health care cost trend rates would have the following effects:
                                                                              36

(in thousands)                                            One Percent
                                                     -------------------------
                                                      Increase      Decrease
                                                     -----------   -----------
Effect on total of service and interest cost
 components for 2000...............................      $  10       $   (10)
Effect on December 31, 2000 benefit obligation.....        138          (136)

         Defined Contribution Plan - The Company has an employee savings plan under which U.S. employees can invest up to 12% of their earnings matched by an amount from the Company equal to one-half of the first 6% of the employees' contributions. The Company's contributions were $793,000, $898,000 and $710,000 in 2000, 1999 and 1998, respectively.

         Other - Substantially all of the Company's employees in foreign locations are covered by either governmental-sponsored or Company-sponsored benefit plans. The aggregate liabilities and expenses of these foreign plans are not material to the consolidated financial statements.

7. OTHER INCOME

         Investment in XLS Holding Inc. - In 1994, the Company obtained a 50% interest in XLS as a result of the settlement of litigation between the Company and XL Systems, Inc. ("XL Systems") and in consideration for the licensing to XL Systems of several of the Company's patented thread connections. The Company valued its investment in XLS based upon an independent valuation. The Company's investment in XLS was accounted for using the equity method.

         Gain on XLS/Marketable securities - In September 1997, the Company sold its XLS shares in exchange for 472,454 registered common shares of WFI, which represented less than 1% of WFI's outstanding common stock. Upon receipt of the WFI stock, which was the only consideration for the Company's XLS shares, the Company recognized a gain, net of expenses, of $18,521,000, based on a $49.65 weighted average market price of the WFI stock over the twenty days preceding the close. Subsequently in 1997, the Company sold 64,447 of the WFI shares in an ordinary brokerage transaction on the New York Stock Exchange for $3,275,000 in cash and recognized a gain of $75,000.

         In January 1998, the Company purchased two option contracts from a major financial institution for a total of $2,745,000 to sell its remaining 408,007 shares of WFI common stock for $44.53 per share (the "put price"). The put options were purchased to provide protection against a decline in the market value of the WFI shares. The put options were purchased with the proceeds from loans from such financial institution, which were secured by a pledge of the WFI shares. Put options covering 200,000 WFI shares were exercised by the Company immediately prior to their expiration in July 1998 as a result of which the Company received a cash settlement of approximately $981,000, representing the amount by which the put price for those shares exceeded the market price at that time. Put options covering the remaining 208,007 WFI shares were exercised by the Company immediately prior to their expiration in January 1999, at which time the Company received a cash settlement of approximately $5,102,000 again representing the amount by which the put price for those shares exceeded the market price at the time of exercise. At the time of exercise of each of the put options, the related loans secured by the WFI shares underlying those put options were repaid. Following both exercises, the Company retained the 408,007 shares of WFI common stock covered by the put options. At December 31, 1998, the Company determined that a $6,137,000 decline in the fair value of the WFI shares was other-than-temporary, and accordingly, the Company recognized this decline as part of other expenses in 1998. Subsequently, in the first quarter of 1999, the Company sold the 408,007 shares of WFI common stock in ordinary brokerage transactions on the New York Stock Exchange and recognized a gain of $253,000 from the sale.

         Settlement Relating to 1998 Exercise of WFI Put Options - In May 2000, the Company settled through mediation a dispute with the financial institution from which it purchased the put options in 1998 covering shares of WFI common stock. As a result of this settlement, the Company received, after expenses, $3,576,000.

         Sale of non-operational real estate - In September 2000, the Company recorded a $1,900,000 gain from the sale of real estate not used in operations.

8. STOCKHOLDERS' EQUITY

         Common Stock - The Company's Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.50 per share, and 32,000,000 shares of class B common stock, par value $.50 per share. At December 31, 2000, 8,641,200 shares of common stock were issued and outstanding, and 13,410,908 shares of class B common stock were issued and outstanding. At December 31, 1999, 19,379,040 shares of class B common stock were issued and outstanding, and no shares of common stock were issued and outstanding.

         The holders of class B common stock are entitled to ten votes per share and the holders of common stock are entitled to one vote per share on all matters to be voted on by the Company's stockholders generally, including the election of directors. Holders of common stock have no conversion rights while holders of class B common stock may convert each share of class B common stock into one share of common stock at any time. In addition, shares of class B common stock automatically convert into the same number of shares of common stock if the shares of class B common stock are transferred other than to a holder of class B common stock or a person related to such a holder. All class B common stock will convert into common stock if the outstanding shares of class B common stock represent less than 10% of the combined outstanding shares of class B common stock and common stock.

         Preferred Stock - The Company's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2000 and 1999, there were no shares of preferred stock issued or outstanding.

         Charter Amendment and Change to Capital Stock - In September 2000, the Company amended its charter to increase the authorized number of shares of common stock and preferred stock and create class B common stock. As a result of the charter amendment, each share of common stock then outstanding was automatically converted into one share of class B common stock. Concurrently, the Company also distributed five additional shares of class B common stock for each outstanding share of class B common stock.

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

         Public Offering - In October 2000, the Company completed an initial public offering in which 8,600,000 shares of common stock were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by the Company and 5,927,332 shares were sold by existing stockholders. The Company received net proceeds from the offering of $39,669,000 after underwriting discounts and commissions and other related expenses.

         Employee Stock Purchase Plan - The Hydril Company Employee Stock Purchase Plan (the "Stock Purchase Plan"), was implemented November 1, 2000, and 220,000 shares of common stock have been reserved for this plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's common stock at the lower of 85% of market value at the closing price on the first or last business day of each six-month period beginning on each July 1 and January 1, except that the first offering period is an eight-month period commencing on November 1, 2000 and ending on June 30, 2001. Purchases are limited to 10% of the employee's regular pay.

         Registration Rights Agreement - In connection with the Company's initial public offering, the Company entered into a registration rights agreement with stockholders holding more than 5% of the Company's common stock prior to the initial public offering. The registration rights agreement provides such stockholders with, subject to defined restrictions, certain demand, shelf and piggyback rights to require the Company to register the sale of their common stock. The Company is required to pay all expenses incident to its performance or compliance with the registration rights agreement except for underwriting commissions and discounts related to shares of common stock sold by stockholders. The registration rights agreement terminates April 2006.

9. EARNINGS PER SHARE

         The Company has presented basic and diluted income (loss) per share ("EPS") on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares from the proceeds using the average market price for the Company's common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS.

         For 1999, the only potentially dilutive securities are 702,000 options outstanding under the Company's 1999 Stock Option Plan. However, for the 12 months ended December 31, 1999, these securities were anti-dilutive and therefore were not included in the EPS calculations. During 1998, there were no dilutive securities outstanding. The following table summarizes the computation of basic and diluted net income (loss) per share:

(in thousands except per share data)                                         Weighted          Net
                                                                Net           Average        Income
                                                               Income         Shares        Per Share
                                                             ----------      --------       ---------
For the year ended December 31, 1998
Basic net loss ........................................      $(14,500)         19,384        $(0.75)
Effect of dilutive stock options.......................             -            -                -
                                                             --------         -------        ------
Diluted net loss.......................................      $(14,500)         19,384        $(0.75)
                                                             ========         =======        ======

For the year ended December 31, 1999
Basic net loss.........................................      $ (7,237)         19,379        $(0.37)
Effect of dilutive stock options.......................             -               -             -
                                                             --------         -------        ------
Diluted net loss.......................................      $ (7,237)         19,379        $(0.37)
                                                             ========         =======        ======

For the Year Ended December 31, 2000
Basic net income.......................................      $ 15,614          20,023         $0.78
Effect of dilutive stock options.......................             -             534             -
                                                             --------         -------        ------
Diluted net income.....................................      $ 15,614          20,557         $0.76
                                                             ========         =======        ======


10. COMMITMENTS AND CONTINGENCIES

         Leases - The Company's lease commitments are principally for operating facilities and equipment. Leases for certain data processing equipment are capitalized because these leases transfer ownership of the equipment to the Company at the end of the lease term.

         Obligations for minimum payments under noncancelable capital and operating leases for the years ended December 31 are as follows:

                                                            Total       Operating      Capital
                                                          --------      ---------      -------
2001..................................................... $  1,041       $    766      $ 275
2002.....................................................      587            534         53
2003.....................................................      384            384          -
2004.....................................................      273            273          -
2005.....................................................       20             20          -
Greater than five years..................................        -              -          -
                                                          --------       --------      -----
          Total minimum lease payments................... $  2,305       $  1,977      $ 328
                                                          ========       ========      =====
Less: amounts representing interest......................                                 (9)
                                                                                       -----
Present value of net minimum capital lease payments......                                319
Less: current portion....................................                                266
                                                                                       -----
          Long-term obligation...........................                              $  53
                                                                                       =====


         Property and equipment at December 31, 2000 included equipment under capital leases with a net book value of $456,000. Rental expense was $1,306,000, $952,000 and $1,021,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

         Litigation - The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

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

11. Fair Value of Financial Instruments

         The Company's financial instruments at December 31, 2000 and 1999 consisted of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of these items (except for long-term debt) are a reasonable estimate of their fair values because of the short maturity of such instruments or because their interest rates approximate comparable market rates available to the Company.

         The fair value of long-term debt was determined by discounting cash flows based on contractual maturities at interest rates expected to be available to the Company. The estimated fair value and carrying amount of long-term debt at December 31, 2000 was $61,428,000 and $60,767,000, respectively. The estimated fair value and carrying amount of long-term debt at December 31, 1999 was $71,676,000 and $73,219,000, respectively.

12. Employee Stock Option Plan

         The Company's 2000 Incentive Plan (the "2000 Plan") allows for the granting to officers, employees, and non-employee directors of stock based awards covering a maximum of 1,950,000 shares of common stock. In connection with the Company's initial public offering as discussed in Note 8, the Company granted options for the purchase of 444,000 shares of common stock to officers and key employees under the 2000 Plan. Of these options, 414,600 were granted at an exercise price of $17 per share and 29,400 at an exercise price of $18.70 per share. Such options have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.

         Additionally, in connection with the offering, the Company granted a nonqualified option to each non-employee director to purchase 4,412 shares of common stock, for an aggregate of 26,472 shares of common stock. These nonqualified stock options which have an exercise price of $17.00 per share, were also granted under the 2000 Plan. Each non-employee director will automatically be granted a nonqualified stock option each year following the annual meeting of stockholders on that number of shares of the Company's common stock such that the aggregate fair market value of such shares equals approximately $75,000. Options granted to non-employee directors have a term of ten years, are fully vested upon the completion of one year of service as a non-employee director, have an exercise price equal to the fair market value of the Company's common stock on the date of grant, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.

         The Company's 1999 Stock Option Plan (the "Plan") provides for the granting of options for the purchase of the Company's class B common stock to officers and key employees of the Company. Such options vest over a four-year period and are exercisable for a ten-year period. An aggregate of 1,050,000 shares of class B common stock has been reserved for grants of which 348,000 were available for future grants at December 31, 1999. The Company does not intend to grant any further options under the Plan. In connection with the amendment of the Company's charter discussed in Note 8, each outstanding option for the purchase of a share of common stock was converted into an option for the class B common stock.

         A summary of the status of the Company's stock option activity, and related information for the years ended December 31, 2000 and 1999, is presented below:


 (in thousands)                                                          Weighted Average
                                                          Shares          Exercise Price
                                                        -----------     ------------------
Outstanding December 31, 1998..........................       -                     -
Granted................................................     702,000            $  4.37
Exercised..............................................       -                     -
Forfeited..............................................       -                     -
                                                        -----------
          Outstanding at December 31, 1999.............     702,000               4.37
Granted................................................     470,472              17.11
Exercised..............................................       -                     -
Forfeited..............................................       -                     -
                                                        -----------
          Outstanding at December 31, 2000.............   1,172,472            $  9.48
                                                        ===========

Options exercisable at December 31, 1999...............       -                     -
Options exercisable at December 31, 2000...............     175,500            $  4.37

         The following table summarizes information about stock options outstanding as of December 31, 2000:

                                                               Weighted                             Weighted Average
                                      Weighted Average         Average                              Exercise Price of
Exercise                                  Remaining           Exercise          Exercisable            Exercisable
 Price               Shares           Contractual Life          Price              Shares                 Shares
--------            --------         -----------------        ---------         -----------        -------------------
$  4.32              614,286             8.04                 $  4.32            153,572              $  4.32
   4.75               87,714             8.04                    4.75             21,928                 4.75
  17.00              441,072             9.74                   17.00                -                  17.00
$ 18.70               29,400             9.74                   18.70                -                     -
                   ---------             ----                 -------             ------              -------
                   1,172,472             8.72                 $  9.48            175,500              $  4.37
                   =========            =====                 =======            =======              =======


         All amounts above have been adjusted for the effects of the stock dividend accounted for as a stock split described in Note 8.

         SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Plan. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, the Company's net income would have been decreased by $433,000 in 2000 and the net loss would have been increased by $599,000 in 1999.

         The pro forma fair value of options at the date of the grant was estimated using the Black-Scholes model and the following assumptions:

                                                          2000        1999
                                                         -------    -------
Expected life (years)...................................   6.28        6.35
Interest rate...........................................   5.08%       4.76%
Volatility..............................................  48.67%          0%
Dividend yield..........................................      0%          0%
Weighted-average fair value per share at grant date.....  $5.08      $ 3.20




13. SEGMENT AND RELATED INFORMATION

         In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company has identified the following reportable segments: Premium Connection and

Pressure Control.

         Hydril is engaged worldwide in engineering, manufacturing and marketing of premium connection and pressure control products for oil and gas drilling and production. The Company sells its products to a broad group of steel pipe distributors, major and independent, domestic and international oil and gas companies and drilling contractors. The Company's products are primarily targeted for use in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh conditions are typical for deepwater, deep-formation and horizontal oil and gas wells.

         The Company's premium connection segment manufactures premium connections that are used in harsh drilling environments. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Houston, Texas; Westwego, Louisiana; Bakersfield, California; Nisku, Alberta, Canada; Aberdeen, Scotland; Veracruz, Mexico; Batam, Indonesia; Port Harcourt and Warri, Nigeria.

         The Company's pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling, and well completion typically employed in harsh environments. The Company's pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides replacement parts, repair and field services for its installed base of pressure control equipment. During the year, Hydril manufactured pressure control products at three plant locations in Houston, Texas.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss.

         Financial data for the Company's business segments for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                        Year ended December 31,
                                                ---------------------------------------
(in thousands)                                     2000           1999          1998
                                                ----------     -----------   ----------
Revenues....................................
  Premium Connection........................    $   94,983     $    75,362   $  116,256
  Pressure Control..........................        85,039          84,063      122,956
                                                ----------     -----------   ----------
         Total..............................      $180,022     $   159,425   $  239,212
                                                ==========     ===========   ==========
Operating Income (Loss).....................
  Premium Connection........................    $   25,686     $    18,312   $   25,073
  Pressure Control..........................         8,542         (16,216)     (22,080)
  Corporate Administration..................       (12,810)         (9,845)     (13,637)
                                                ----------     -----------   ----------
         Total..............................    $   21,418     $    (7,749)  $  (10,644)
                                                ==========     ===========   ==========
Depreciation and Amortization...............
  Premium Connection........................    $    5,208     $     4,049   $    3,330
  Pressure Control..........................         1,759           1,959        1,674
  Corporate Administration..................         1,612           1,843        1,320
                                                ----------     -----------   ----------
         Total..............................    $    8,579     $     7,851   $    6,324
                                                ==========     ===========   ==========
Capital Expenditures........................
  Premium Connection........................    $   10,510     $     7,690   $   10,247
  Pressure Control..........................         1,748             827        2,528
  Corporate Administration..................         1,317             273        2,992
                                                ----------     -----------   ----------
         Total..............................    $   13,575     $     8,790       15,767
                                                ==========     ===========   ==========
Total Assets................................
  Premium Connection........................    $   82,037     $    65,815   $   72,643
  Pressure Control..........................        64,241          82,513      118,185
  Corporate Administration..................       108,368          63,480       68,248
                                                ----------     -----------   ----------
         Total..............................    $  254,646     $   211,808   $  259,076
                                                ==========     ===========   ==========

                                                      Year Ended December 31,
                                              --------------------------------------
                                                2000           1999          1998
                                              ---------      ---------     ---------
Revenue
  United States.............................  $ 119,373      $ 101,460     $ 143,685
  Canada and Mexico.........................     28,112         23,357        29,060
                                              ---------      ---------     ---------
          Subtotal North America............    147,485        124,817       172,745
                                              ---------      ---------     ---------
  Eastern hemisphere........................     32,537         34,608        66,467
                                              ---------      ---------     ---------
          Total.............................  $ 180,022      $ 159,425     $ 239,212
                                              =========      =========     =========
Long-lived assets
  United States.............................  $  63,358      $  60,618     $  62,060
  Canada and Mexico.........................     11,649          9,238         9,253
                                              ---------      ---------     ---------
          Subtotal North America............  $  75,007      $  69,856     $  71,313
                                              ---------      ---------     ---------
  Eastern hemisphere........................      8,796          8,944         8,824
                                              ---------      ---------     ---------
          Total.............................  $  83,803      $  78,800     $  80,137
                                              =========      =========     =========

         For the years ended December 31, 2000 and 1998, no customer exceeded 10% of the Company's consolidated revenues. For the year ended December 31, 1999, revenues from one customer of the Company's pressure control segment represented 13% of the Company's consolidated revenues.

14. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

                                                      Year Ended December 31, 2000
                                         ------------------------------------------------------
                                           First         Second           Third        Fourth
                                          Quarter        Quarter         Quarter       Quarter
                                         ----------     ----------      ---------     ---------
Revenues.........................          $44,759        $45,497        $44,643       $45,123
Gross profit.....................           11,919         13,225         14,238        16,838
Operating income.................            3,883          4,788          5,720         7,027
Net income.......................            1,857          4,839(1)       4,510(2)      4,408

Net income per share:
  Basic..........................            $0.10          $0.25          $0.23         $0.20
  Diluted........................            $0.10          $0.25          $0.23         $0.20


                                                      Year Ended December 31, 1999
                                         ------------------------------------------------------
                                           First         Second           Third        Fourth
                                          Quarter        Quarter         Quarter       Quarter
                                         ----------     ----------      ---------     ---------
Revenues.........................          $39,481      $38,780          $40,174       $40,990
Gross profit.....................            9,067        1,169            8,297         7,122
Operating income (loss)..........              112       (7,359)(3)          (27)         (475)(4)
Net loss.........................              (14)      (5,514)(3)         (711)         (998)(4)

Net loss per share:
  Basic..........................                -       ($0.28)          ($0.04)       ($0.05)
  Diluted........................                -       ($0.28)          ($0.04)       ($0.05)

----------

(1) Includes a pre-tax gain of $3,576,000 for the settlement of a dispute with a financial institution from which the Company purchased put options in 1998.

(2) Includes a pre-tax gain of $1,870,000 from the sale of real estate not used in operations.

(3) Includes additional expenses of $9,000,000 to replace certain pressure control equipment after the Company determined that the welds did not meet company standards.

(4) Includes additional expenses of $1,500,000 to replace certain pressure control equipment after the Company determined that the welds did not meet company standards.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

         Except as indicated below, information with respect to the following items is incorporated by reference to Hydril's definitive 2001 Annual Meeting Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2001.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G to Form 10-K, the information regarding the Registrant's executive officers called for by Part III Item 10 is set forth in at the end of Part I herein under the caption "Item S-K 401(b)-Executive Officers of the Registrant." The other information required by this item will be set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item will be set forth under the captions "Election of Directors - Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

         1.   Financial Statements

              All financial statements of the Registrant as set forth under
              Item 8 of this Annual Report on Form 10-k.

         2.   Financial Statement Schedules

              All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

         3.   Exhibits

Exhibit No.

3.1*     -  Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed with the Commission on November 14, 2000).

3.2*     -  Restated Bylaws of the Company (incorporated by reference to
            Exhibit 3.2 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

4.1*     -  Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

4.2*     -  Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment
            No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.1*    -  Note Purchase Agreement dated as of June 25, 1998 (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S-1 of the Company filed with the Commission on June 9, 2000).

            Hydril is a party to several other long-term debt instruments under which the total amount of long-term debt securities authorized does not exceed 10% of the total assets of Hydril and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)
            (A) of Item 601(b) of Registration S-K, Hydril agrees to furnish a copy of such instruments to the Commission upon request.

10.2*    -  Second Amended and Restated Loan Agreement dated as of August 25,
            2000 among Hydril Company and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to the Registration
            Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

10.3*    -  Collateral Agency and Intercreditor Agreement dated as of June 25,
            1998 among the Company, Principal Mutual Life Insurance Company,
            Nippon Life Insurance Company of America, and Bank One, Texas, N.A
            (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to the Registration Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

10.4*    -  Amendment No. 1 to Note Purchase Agreement and Consent under
            Intercreditor Agreement dated as of June 7, 2000 (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to the Registration
            Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

10.5*    -  Modification to Amendment No. 1 to Note Purchase Agreement and
            Consent under Intercreditor Agreement dated as of June 7, 2000
            (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to the Registration Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

10.6*+   -  Hydril Company 1999 Stock Option Plan (incorporated by reference to
            Exhibit 10.1 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

10.7*+   -  Form of Change in Control Agreement (Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

10.8*+   -  Hydril Company 2000 Incentive Plan (incorporated by reference to
            Exhibit 10.3 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

10.9*+   -  Form of Indemnification Agreement (incorporated by reference to
            Exhibit 10.5 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

10.10*+  -  Employee Stock Purchase Plan (incorporated by reference to Exhibit
            10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

21.1*    -  Subsidiaries of the Registrant (incorporated by reference to Exhibit
            21.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

23.1     -  Consent of Deloitte & Touche LLP

24.1     -  Powers of Attorney

-------------
* Incorporated by reference as indicated.
+ Denotes management compensatory plan or agreement.


Reports on Form 8-K:

         During the quarter ended December 31, 2000, no reports were filed on Form 8-K.




                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2001.

                                       HYDRIL COMPANY


 Date:  March 20, 2001        By: /s/  Michael C. Kearney
                                       ------------------
                                       Michael C. Kearney
                              Chief Financial Officer and Vice President-
                              Administration (Authorized officer and principal
                              accounting and financial officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 20th day of March 2001.


                Signature                                    Title
               -----------                               --------------
      /s/ CHRISTOPHER T. SEAVER
-------------------------------------          President, Chief Executive Officer and Director
Christopher T. Seaver                          (Principal Executive Officer)

      /s/ MICHAEL C. KEARNEY
-------------------------------------          Chief Financial Officer and Vice President -
Michael C. Kearney                             Administration (Authorized Officer and
                                               Principal Accounting and Financial Officer)


                  *
-------------------------------------               Chairman of the Board
Richard C. Seaver

                  *
-------------------------------------               Director
Richard A. Archer

                  *
-------------------------------------               Director
Jerry S. Cox

                  *
-------------------------------------               Director
Gordon B. Crary, Jr.

                  *
-------------------------------------               Director
Kenneth S. McCormick

                  *
-------------------------------------               Director
Patrick T. Seaver

                  *
-------------------------------------               Director
T. Don Stacy

                  *
-------------------------------------               Director
Lew O. Ward


*By: /s/    CHRISTOPHER T. SEAVER
    ---------------------------------
            Christopher T. Seaver
              Attorney-in-fact


                                INDEX TO EXHIBITS

Exhibit No.

3.1*     -  Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed with the Commission on November 14, 2000).

3.2*     -  Restated Bylaws of the Company (incorporated by reference to
            Exhibit 3.2 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

4.1*     -  Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

4.2*     -  Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment
            No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.1*    -  Note Purchase Agreement dated as of June 25, 1998 (incorporated by reference to Exhibit 10.4 in the Registration Statement on Form S-1 of the Company filed with the Commission on June 9, 2000).

            Hydril is a party to several other long-term debt instruments under which the total amount of long-term debt securities authorized does not 10% of the total assets of Hydril and its subsidiaries on a consolidated Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, agrees to furnish a copy of such instruments to the Commission upon request.

10.2*    -  Second Amended and Restated Loan Agreement dated as of August 25,
            2000 among Hydril Company and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to the Registration
            Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

10.3*    -  Collateral Agency and Intercreditor Agreement dated as of June 25,
            1998 among the Company, Principal  Mutual Life Insurance Company,
            Nippon Life Insurance Company of America, and Bank One, Texas, N.A
            (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to the Registration Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

10.4*    -  Amendment No. 1 to Note Purchase Agreement and Consent under
            Intercreditor Agreement dated as of June 7, 2000 (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to the Registration
            Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

10.5*    -  Modification to Amendment No. 1 to Note Purchase Agreement and
            Consent under Intercreditor Agreement dated as of June 7, 2000
            (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to the Registration Statement on Form S-1 of the Company filed with the Commission on September 5, 2000).

10.6*+   -  Hydril Company 1999 Stock Option Plan (incorporated by reference to
            Exhibit 10.1 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

10.7*+   -  Form of Change in Control Agreement (Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

10.8*+   -  Hydril Company 2000 Incentive Plan (incorporated by reference to
            Exhibit 10.3 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

10.9*+   -  Form of Indemnification Agreement (incorporated by reference to
            Exhibit 10.5 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

10.10*+  -  Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

21.1*    -  Subsidiaries of the Registrant (incorporated by reference to
            Exhibit 21.1 of Amendment No. 1 to the Registration Statement on
            Form S-1 of the Company filed with the Commission on July 31, 2000).

23.1     -  Consent of Deloitte & Touche LLP

24.1     -  Powers of Attorney

-------------
*Incorporated by reference as indicated.
+Denotes management compensatory plan or agreement.