Form 10-Q
period 2001-03-31
HYDRIL CO
filed 2001-04-30
CIK 1116030

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________


                       Commission file number  000-31579

                                   HYDRIL COMPANY
                        ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                  95-2777268
          -----------------------------                   ------------------
         (State or other jurisdiction of                      (IRS Employer
          incorporation or organization)                   Identification No.)

 3300 North Sam Houston Parkway East Houston, Texas            77032-3411
 --------------------------------------------------            ----------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (281) 449-2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares outstanding at April 20, 2001:
      Common stock, $.50 par value, 8,783,680 shares outstanding
      Class B common stock, $.50 par value, 13,387,328 shares outstanding

                                 HYDRIL COMPANY

                                     INDEX

                         PART I--FINANCIAL INFORMATION


     Item 1.  Financial Statements                                                           Page
                                                                                             ----
       Consolidated Balance Sheets--March 31, 2001 (unaudited) and December 31, 2000           3
       Unaudited Consolidated Statements of Operations--For the Three Months Ended
         March 31, 2001 and 2000                                                               5
       Unaudited Consolidated Statements of Cash Flows--For the Three Months Ended
         March 31, 2001 and 2000                                                               6
       Notes to Unaudited Consolidated Financial Statements                                    7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                      11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      13

                           PART II--OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                                       13

     Item 6.  Exhibits and Reports on Form 8-K                                                14


                                 HYDRIL COMPANY
                  PART I, ITEM 1:  CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                    March 31,    December 31,
                                                                      2001            2000
                                                                    ---------       ---------
                                                                   (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                          $  65,079       $  73,279
 Receivables:
  Trade, less allowance for doubtful
   accounts: 2001, $2,219; 2000, $2,706                                40,877          35,962
  Contract costs and estimated earnings in excess of billings             682           1,227
  Other                                                                 2,060           2,820
                                                                    ---------       ---------
      Total receivables                                                43,619          40,009
                                                                    ---------       ---------
 Inventories:
  Finished goods                                                       26,675          27,508
  Work-in-process                                                       8,202           4,600
  Raw Materials                                                         7,692           8,039
                                                                    ---------       ---------
      Total inventories                                                42,569          40,147
                                                                    ---------       ---------
 Deferred tax asset                                                     7,597           7,597
 Other current assets                                                   2,068           2,642
                                                                    ---------       ---------
      Total current assets                                            160,932         163,674
                                                                    ---------       ---------
PROPERTY:
 Land and improvements                                                 18,231          18,231
 Buildings and equipment                                               39,889          39,031
 Machinery and equipment                                              125,867         126,000
 Construction-in-progress                                              10,202           5,487
                                                                    ---------       ---------
      Total                                                           194,189         188,749
Less accumulated depreciation and amortization                       (111,571)       (109,679)
                                                                    ---------       ---------
      Property, net                                                    82,618          79,070
                                                                    ---------       ---------
OTHER LONG-TERM ASSETS:
 Deferred tax asset                                                     5,744           7,169
 Other assets                                                           4,794           4,733
                                                                    ---------       ---------
      TOTAL                                                         $ 254,088       $ 254,646
                                                                    =========       =========



            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
                  PART I, ITEM 1:  CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                   March 31,    December, 31,
                                                                     2001           2000
                                                                    --------    -------------
                                                                  (unaudited)
CURRENT LIABILITIES:
 Accounts payable                                                   $ 24,340         $ 22,530
 Billings in excess of contract costs and estimated earnings              60            4,063
 Accrued liabilities                                                  13,781           17,973
 Current portion of long-term debt                                       549              534
 Current portion of capital leases                                       253              266
 Income taxes payable                                                    772            1,397
                                                                    --------         --------
      Total current liabilities                                       39,755           46,763
                                                                    --------         --------
LONG-TERM LIABILITIES:
 Long-term debt, excluding current portion                            60,089           60,233
 Capital lease obligations                                                --               53
 Deferred tax liability                                                  450              319
 Other                                                                15,574           15,549
                                                                    --------         --------
      Total long-term liabilities                                     76,113           76,154
                                                                    --------         --------
CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
 Capital stock:
  Preferred Stock-authorized, 10,000,000 shares of $1 par
   value; none issued or outstanding
  Common stock-authorized 75,000,000 shares of $.50 par
   value; 8,783,680 and 8,641,200 shares issued and
   outstanding at March 31, 2001 and December 31, 2000,
   respectively                                                        4,392            4,321
  Class B common stock-authorized, 32,000,000 shares of
   $.50 par value; 13,387,328 and 13,410,908 shares issued
   and outstanding at March 31, 2001 and December 31, 2000,
   respectively                                                        6,694            6,705
 Additional paid in capital                                           39,582           38,333
 Retained earnings                                                    87,552           82,370
                                                                    --------         --------
      Total stockholders' equity                                     138,220          131,729
                                                                    --------         --------
       TOTAL                                                        $254,088         $254,646
                                                                    ========         ========


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
        PART I, ITEM 1:  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)

                                         Three Months Ended
                                         ------------------
                                              March 31,
                                              ---------
                                        2001                2000
                                    -----------          -----------
REVENUES                            $    55,522          $    44,759
COST OF SALES                            37,618               32,840
                                    -----------          -----------
GROSS PROFIT                             17,904               11,919
                                    -----------          -----------
SELLING, GENERAL &
 ADMINISTRATION EXPENSES:
  Engineering                             2,484                1,586
  Sales and marketing                     3,636                3,424
  General and administration              3,527                3,026
                                    -----------          -----------
         Total                            9,647                8,036
                                    -----------          -----------
OPERATING INCOME                          8,257                3,883

INTEREST EXPENSE                         (1,094)              (1,364)
INTEREST INCOME                           1,035                  312
OTHER INCOME (EXPENSE)                     (101)                 (18)
                                    -----------          -----------
INCOME BEFORE INCOME
 TAXES                                    8,097                2,813
                                    -----------          -----------
PROVISION FOR INCOME TAXES                2,915                  956
                                    -----------          -----------
NET INCOME                          $     5,182          $     1,857
                                    ===========          ===========

NET INCOME PER SHARE:
 BASIC                                    $0.23                $0.10
                                    ===========          ===========
 DILUTED                                  $0.23                $0.10
                                    ===========          ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 BASIC                               22,053,462           19,379,040
 DILUTED                             22,531,995           19,379,040



            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
        Part I, Item 1:  Unaudited Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                       2001       2000
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 5,182    $ 1,857
                                                                      -------    -------
 Adjustments to reconcile net income to net cash used in
 operating activities:
 Depreciation                                                           2,167      2,083
 Deferred income taxes                                                  1,619       (144)
 Provision for doubtful accounts                                          (43)        25
 Change in operating assets and liabilities:
   Receivables                                                         (4,112)      (739)
   Contract costs and estimated earnings in excess of billings            545     (1,865)
   Inventories                                                         (2,422)     2,724
   Other current and noncurrent assets                                    552       (458)
   Accounts payable                                                     1,810       (621)
   Billings in excess of contract costs and estimated earnings         (4,003)    (3,346)
   Accrued liabilities                                                 (4,192)      (735)
   Income taxes payable                                                   170       (587)
   Other long-term liabilities                                             25        529
                                                                      -------    -------
     Net cash used in operating activities                             (2,702)    (1,277)
                                                                      -------    -------
NET CASH FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (5,817)    (1,198)
                                                                      -------    -------
     Net cash used in investing activities                             (5,817)    (1,198)
                                                                      -------    -------
NET CASH FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 --      1,297
  Repayment of debt                                                      (129)      (121)
  Repayment of capital leases                                             (66)       (63)
  Net proceeds from exercise of stock options                             514         --
                                                                      -------    -------
     Net cash provided by financing activities                            319      1,113
                                                                      -------    -------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                          (8,200)    (1,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                               73,279     26,275
                                                                      -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $65,079    $24,913
                                                                      -------    -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                       $ 1,043    $ 1,364
  Income taxes paid:
   Domestic                                                                --         --
   Foreign                                                                733        941


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

     Recent Accounting Standards- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of this policy did not require any transition adjustment and did not materially affect the Company's results of operations or financial condition.

     Reclassifications- Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year's presentation.

     Interim Presentation - The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

NOTE 2 -- LONG-TERM CONTRACTS

     The components of long-term contracts as of March 31, 2001 and December 31, 2000 consist of the following:


                                                              March 31, 2001                December 31, 2000
                                                              --------------                -----------------
                                                                              (in thousands)
Costs and estimated earnings on   uncompleted
 contracts                                                         $ 6,501                        $  21,044

Less:  billings to date                                             (5,879)                         (23,880)
                                                                   -------                        ---------
Excess of costs and estimated earnings over billings               $   622                        ($  2,836)
                                                                   =======                        =========
Included in the accompanying balance   sheets under
 the following captions:
Contract costs and estimated earnings in   excess
 of billings                                                       $   682                         $  1,227


Billings in excess of contract costs and
 estimated earnings                                                    (60)                          (4,063)
                                                                   -------                         --------
     Total                                                         $   622                        ($  2,836)
                                                                   =======                        =========


     From 1996 through 1999, the Company entered into 17 fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. All of the subsea control systems and all of the pressure control equipment for these contracts were shipped prior to December 31, 2000.

     Losses incurred on these projects, including late delivery penalties, were $1,500,000 for the three months ended March 31, 2000. There were no such losses for the three months ended March 31, 2001. Provisions for estimated losses are determined by comparing total sales price to costs incurred plus estimated costs to complete the contract. Provision for estimated losses have been made, to the extent applicable, for all projects not completed as of March 31, 2001. As of March 31, 2001 and December 31, 2000, the Company has accrued a reserve for project losses of $1,736,000 and $3,263,000, respectively, relating to final installation and completion activities.


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

NOTE 4 --LONG TERM DEBT

     The Company's borrowings as of March 31, 2001 and December 31, 2000 were as follows:


                                                       March 31, 2001              December 31, 2000
                                                       --------------              -----------------
                                                                      (in thousands)
Senior notes                                              $60,000                      $60,000
Revolving lines of credit                                      --                           --
IBM note financing                                            638                          767
                                                          -------                      -------
    Total                                                  60,638                       60,767
Less current portion                                         (549)                        (534)
                                                          -------                      -------
    Total long-term debt                                  $60,089                      $60,233
                                                          =======                      =======

     The $60,000,000 senior secured notes bear interest at a rate of 6.85% per annum, which is payable quarterly. The senior notes mature June 30, 2003 and may not be prepaid prior to this date unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. The long-term note agreement for these notes has one financial event of default covenant, a minimum tangible net worth test, which the Company was in compliance with at March 31, 2001. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At March 31, 2001, the Company satisfied these financial incurrence tests.

     The Company has available a secured U.S. revolving line of credit of $25,000,000. The credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the amended line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At March 31, 2001, there were no outstanding borrowings under this credit facility. There are covenants under this line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at March 31, 2001.

     The credit line and the senior notes are secured by a pledge of the Company's accounts receivable, inventory, equipment, intellectual property, material real property, and stock of subsidiaries.

     The Company also has two foreign lines of credit, one committed and one uncommitted, for a total of $13,000,000. The uncommitted line for $10,000,000 can be terminated at the bank's discretion. The interest rate for this line of credit is LIBOR plus 100 basis points. The committed line for $3,000,000 expires June 30, 2001. The interest rate for the committed line is the lender's base rate plus 150 basis points. There were no borrowings under either line as of March 31, 2001.


NOTE 5 -- EARNINGS PER SHARE

     The Company has presented basic and diluted income (loss) per share ("EPS") on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares from the proceeds using the average market price for the Company's common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. For the three months ended March 31, 2001, basic and dilutive weighted average shares outstanding were 22,053,462 and 22,531,995, respectively.

     For 2000, the only potentially dilutive securities are outstanding options to purchase 702,000 shares under the Company's 1999 Stock Option Plan. However, for the three months ended March 31, 2000, these securities were anti-dilutive and therefore were not included in the EPS calculations. The weighted average shares outstanding for the three months ended March 31, 2000, were 19,379,040.

NOTE 6 -- SEGMENT AND RELATED INFORMATION

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

     The Company's pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling and well completion typically employed in harsh environments. The Company's pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides replacement parts, repair and field services for its installed base of pressure control equipment. Hydril manufactures pressure control products at two plant locations in Houston, Texas.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss.

     Financial data for the business segments for the three months ended March 31, 2001 and 2000 is as follows:


                                                                 Three Months Ended
                                                                 ------------------
                                                                     March 31,
                                                                     ---------
                                                                   (in thousands)
                                                              2001                  2000
                                                             -------               -------
Revenues
  Premium Connection                                         $30,372               $21,613
  Pressure Control                                            25,150                23,146
                                                             -------               -------
            Total                                            $55,522               $44,759
                                                             =======               =======
OPERATING INCOME (LOSS)
  Premium Connection                                         $ 5,662               $ 5,981
  Pressure Control                                             4,955                   479
  Corporate Administration                                    (2,360)               (2,577)
                                                             -------               -------
            Total                                            $ 8,257               $ 3,883
                                                             =======               =======
DEPRECIATION EXPENSE
  Premium Connection                                         $ 1,338               $ 1,189
  Pressure Control                                               414                   454
  Corporate Administration                                       415                   440
                                                             -------               -------
            Total                                            $ 2,167               $ 2,083
                                                             =======               =======
CAPITAL EXPENDITURES
  Premium Connection                                         $ 4,321               $   877
  Pressure Control                                             1,136                   265
  Corporate Administration                                       360                    56
                                                             -------               -------
            Total                                            $ 5,817               $ 1,198
                                                             =======               =======

PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS


     This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described in Hydril Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission, include the impact of oil and natural gas prices and worldwide economic conditions on drilling activity and the demand for and pricing of Hydril's products and Hydril's assumptions relating thereto. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

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

     Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and its willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices. Our premium connections are marketed primarily to oil and gas operators. Sales of premium connection products are driven by the level of worldwide drilling activity, in particular the number of rigs drilling to depths in excess of 15,000 feet and the number of rigs drilling in water depths greater than 1,500 feet. We sell our pressure control products primarily to drilling contractors. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity.

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

     Total revenues increased $10.8 million, or 24%, to $55.5 million for the three months ended March 31, 2001 compared to $44.8 million for the three months ended March 31, 2000. Our premium connection revenues increased $8.8 million, or 41%, to $30.4 million for the three months ended March 31, 2001 as compared to $21.6 million for the prior year period. This increase is primarily the result of higher sales in the Canadian and international markets. International inquiries, orders and backlog continued to increase in the first quarter, a trend that began in the fourth quarter of 2000. Domestically, the level of deepwater drilling activity and drilling for deep gas increased during the first quarter of 2001, which also contributed to higher revenues for premium connections as compared with the prior year period. Pressure control revenues increased $2.0 million, or 9%, to $25.2 million for the three months ended March 31, 2001 as compared to $23.1 million for the same period in 2000. This increase is primarily attributable to higher revenues from aftermarket products and services resulting from the increasing worldwide offshore rig count and sooner than expected revenues from a blowout prevention control system long-term project. We expect second quarter revenues to be lower for this project as compared with the first quarter.

GROSS PROFIT

     Gross profit increased $6.0 million to $17.9 million for the three months ended March 31, 2001 from $11.9 million for the three months ended March 31, 2000. The increase was primarily due to higher revenues from pressure control aftermarket products that generate higher gross profit, as compared to capital equipment, and higher gross profit from long-term pressure control projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for the first quarter of 2001 were $9.6 million compared to $8.0 million for the prior year period. The increase was due to higher engineering expenses related to product design, product qualification testing, and increased administrative costs relating to being a public company. As a percentage of sales, selling, general, and administrative expenses decreased from 18% for the first quarter of 2000, to 17% for the first quarter of 2001.

OPERATING INCOME

     Operating income increased $4.4 million to $8.3 million for the three months ended March 31, 2001, compared to $3.9 million for the same period in 2000. Operating income for our premium connection segment decreased slightly from $6.0 million for the first quarter of 2000 to $5.7 million for the first quarter of 2001. This slight decline is attributable to higher manufacturing costs for our Houston plant related to start-up expenses for plant capacity expansion, a product mix shift in North America (United States and Canada) and slightly higher selling, general and administrative expenses. Operating income for our pressure control segment increased $4.5 million to $5.0 million for the quarter ended March 31, 2001 as compared to the same period in 2000, due to higher revenues from high-margin aftermarket products and improved gross margins on long-term projects.

INTEREST EXPENSE

     Interest expense was $1.1 million for the first quarter of 2001 compared to $1.4 million for the same quarter in 2000. This decline represents lower average outstanding bank debt during the quarter.


                        LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading manufacturing facilities and capacity, to fund new product development and to provide additional working capital. Our primary source of funds has been cash flow from operations, proceeds from borrowings under our bank facilities, a private placement of senior secured notes and reimbursement of costs related to the joint industry project to develop a subsea mudlift drilling system in which we are participating.

     In addition, in October 2000, we completed an initial public offering in which 8,600,000 shares of our common stock were sold to the public at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by us and 5,927,332 shares were sold by stockholders. We received net proceeds from the offering of $39.6 million after underwriting discounts and commissions and other related expenses.

OPERATING ACTIVITIES

     For the three months ended March 31, 2001, cash used in operating activities was $2.7 million compared to $1.3 million for the three months ended March 31, 2000. This increase in cash used in operations in the first quarter of 2001 as compared to the first quarter of 2000 was the result of higher international premium connection working capital requirements.

INVESTING ACTIVITIES

     Net cash used in investing activities was $5.8 million for the three months ended March 31, 2001 and $1.2 million for the three months ended March 31, 2000. Cash used during the first quarter of 2001 relates to capital spending of $4.3 million in our premium connection segment primarily related to capacity expansion in North America, $1.1 million in our pressure control segment to upgrade the equipment in our Houston plant, and $0.4 million for general corporate purposes.

     Net cash used in investing activities during the first quarter of 2000 consisted solely of capital expenditures, of which $0.9 million was for our premium connection segment and $0.3 million was for our pressure control segment.

CREDIT FACILITIES

     Hydril has a secured domestic revolving line of credit for working capital requirements that provides up to $25 million in committed revolving credit borrowings through March 31, 2003. We may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the facility fluctuate depending on our leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At March 31, 2001, there were no outstanding borrowings under this credit facility.

     The credit line is secured by a pledge of the Company's accounts receivable, inventory, equipment, intellectual property, material real property, and stock of subsidiaries.

     The Company also has a committed foreign line of credit for $3.0 million and an uncommitted foreign line of credit for $10.0 million. There were no borrowings under either line as of March 31, 2001.

BACKLOG

     The pressure control capital equipment backlog at March 31, 2001 was $49.0 million, of which we expect to recognize approximately $18.0 million in revenues during the remainder of 2001. This backlog was $15.2 million at December 31, 2000 and $15.0 million at March 31, 2000. We include in this backlog orders for pressure control capital equipment and projects. Backlog of premium connections and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders. The increase in our backlog reflects a $37.0 million order received during the first quarter of 2001 for pressure control equipment and control systems to be used on two high performance jackup drilling rigs and two deepwater semi-submersible drilling rigs. Deliveries of the systems will begin in the first quarter of 2002 and continue into late 2003. We recognize the revenue and gross profit from pressure control long-term projects using the percentage of completion accounting method. As we recognize revenues under the percentage of completion method, we reduce the order value in our backlog.

PART I, ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes since December 31, 2000 in the Company's exposure to market risk.

PART II, ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     In October 2000, we completed an initial public offering of 8,600,000 shares of common stock, which were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by Hydril and 5,927,332 shares were sold to the public by existing stockholders. Gross proceeds to Hydril were $45.4 million and gross proceeds to the selling stockholders were $100.8 million. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (registration number 333-38954) that was declared effective September 26, 2000. The offering commenced on September 27, 2000.

     In connection with this offering, Hydril incurred $3.2 million in underwriting discounts and commissions, and $2.6 million in other related expenses. The net proceeds to Hydril from the offering, after deducting the foregoing expenses, were $39.6 million. Since the effective date of the offering, we have used $6.8 million of the proceeds for the initial costs to expand capacity at our premium connection facilities in the U.S and Canada, $1.1 million for the expansion of our advanced composite tubing production and development and commercialization of subsea mudlift drilling, and $0.9 million to upgrade machinery and equipment in our Houston pressure control plants. None of Hydril's proceeds from the offering have been or will be paid to directors, officers, affiliates of Hydril, or persons owning 10% or more of any class of Hydril's common stock. The balance of the proceeds to Hydril ($30.8 million at March 31, 2001) is invested in various high-grade securities and money market accounts.

PART II, ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

     None.

Reports on Form 8-K:

     On January 29, 2001, we filed a Form 8-K which disclosed financial information to be presented by officers of Hydril Company to analysts, investment banking firms and prospective investors beginning on January 31, 2001.

     On February 8, 2001 we filed a Form 8-K which disclosed the date of Hydril Company's 2001 annual meeting of stockholders.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HYDRIL COMPANY


Date:  April 27, 2001               By: /s/  Michael C. Kearney
                                             ------------------
                                             Michael C. Kearney
                                             Chief Financial Officer and Vice
                                             President-Administration
                                             (Authorized officer and
                                             principal accounting and
                                             financial officer)