Form 10-Q
period 2001-06-30
HYDRIL CO
filed 2001-08-09
CIK 1116030

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________


                       Commission file number  000-31579

                                HYDRIL COMPANY
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                 95-2777268
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                    Identification No.)

3300 North Sam Houston Parkway East Houston, Texas       77032-3411
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (281) 449-2000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares outstanding at August 1, 2001:
      Common stock, $.50 par value, 14,310,771 shares outstanding
      Class B common stock, $.50 par value, 7,945,572 shares outstanding

                                 HYDRIL COMPANY

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                              Page
                                                                                              ----
     Item 1.  Financial Statements
       Consolidated Balance Sheets--June 30, 2001 (unaudited) and December 31, 2000              3
       Unaudited Consolidated Statements of Operations--For the Three and Six Months Ended
        June 30, 2001 and 2000                                                                   5
       Unaudited Consolidated Statements of Cash Flows--For the Six Months Ended
        June 30, 2001 and 2000                                                                   6
       Notes to Unaudited Consolidated Financial Statements                                      7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                        11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        14

                           PART II--OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                                         14

     Item 4.  Submission of Matters to a Vote of Security Holders                               14

     Item 6.  Exhibits and Reports on Form 8-K                                                  15

                                 HYDRIL COMPANY
                  Part I, Item 1:  Consolidated Balance Sheets
             (In Thousands, Except Share and Per Share Information)


                                                                    June 30,     December 31,
                                                                      2001           2000
                                                                    ---------    ------------
                                                                   (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                          $  59,266       $  73,279
 Receivables:
  Trade, less allowance for doubtful
   accounts: 2001, $2,157; 2000, $2,706                                54,201          35,962
  Contract costs and estimated earnings in excess of billings           1,142           1,227
  Other                                                                 1,698           2,820
                                                                    ---------       ---------
      Total receivables                                                57,041          40,009
                                                                    ---------       ---------
 Inventories:
  Finished goods                                                       26,702          27,508
  Work-in-process                                                       9,393           4,600
  Raw Materials                                                         7,660           8,039
                                                                    ---------       ---------
      Total inventories                                                43,755          40,147
                                                                    ---------       ---------
 Deferred tax asset                                                     7,597           7,597
 Other current assets                                                   2,952           2,642
                                                                    ---------       ---------
      Total current assets                                            170,611         163,674
                                                                    ---------       ---------
PROPERTY:
 Land and improvements                                                 18,344          18,231
 Buildings and equipment                                               40,743          39,031
 Machinery and equipment                                              129,034         126,000
 Construction-in-progress                                               9,662           5,487
                                                                    ---------       ---------
      Total                                                           197,783         188,749
Less accumulated depreciation and amortization                       (112,096)       (109,679)
                                                                    ---------       ---------
      Property, net                                                    85,687          79,070
                                                                    ---------       ---------
OTHER LONG-TERM ASSETS:
 Deferred tax asset                                                     4,080           7,169
 Other assets                                                           4,865           4,733
                                                                    ---------       ---------
      TOTAL                                                         $ 265,243       $ 254,646
                                                                    =========       =========

            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
                  Part I, Item 1:  Consolidated Balance Sheets
             (In Thousands, Except Share and Per Share Information)


                                                                    June 30,     December, 31,
                                                                      2001           2000
                                                                    --------     -------------
                                                                  (unaudited)
CURRENT LIABILITIES:
 Accounts payable                                                   $ 22,426         $ 22,530
 Billings in excess of contract costs and estimated earnings           5,421            4,063
 Accrued liabilities                                                  13,565           17,973
 Lines of credit                                                       1,021                -
 Current portion of long-term debt                                       505              534
 Current portion of capital leases                                       187              266
 Income taxes payable                                                    828            1,397
                                                                    --------         --------
      Total current liabilities                                       43,953           46,763
                                                                    --------         --------
LONG-TERM LIABILITIES:
 Long-term debt, excluding current portion                            60,000           60,233
 Capital lease obligations                                                --               53
 Deferred tax liability                                                  476              319
 Other                                                                15,640           15,549
                                                                    --------         --------
      Total long-term liabilities                                     76,116           76,154
                                                                    --------         --------
CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
 Capital stock:
  Preferred Stock-authorized, 10,000,000 shares of $1 par
   value; none issued or outstanding
  Common stock-authorized 75,000,000 shares of $.50 par
   value; 14,201,661 and 8,641,200 shares issued and
   outstanding at June 30, 2001 and December 31, 2000,
   respectively                                                        7,101            4,321
  Class B common stock-authorized, 32,000,000 shares of
   $.50 par value; 8,048,847 and 13,410,908 shares issued
   and outstanding at June 30, 2001 and December 31, 2000,
   respectively                                                        4,024            6,705
 Additional paid in capital                                           40,520           38,333
 Retained earnings                                                    93,529           82,370
                                                                    --------         --------
      Total stockholders' equity                                     145,174          131,729
                                                                    --------         --------
       TOTAL                                                        $265,243         $254,646
                                                                    ========         ========

            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
        Part I, Item 1:  Unaudited Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share Amounts)

                                         Three Months Ended                      Six Months Ended
                                              June 30,                               June 30,
                                    --------------------------------        ------------------------------
                                        2001                 2000               2001               2000
                                    -----------          -----------        -----------        -----------
REVENUES                            $    60,110          $    45,497        $   115,632        $    90,256
COST OF SALES                            39,523               32,272             77,141             65,112
                                    -----------          -----------        -----------        -----------
GROSS PROFIT                             20,587               13,225             38,491             25,144
                                    -----------          -----------        -----------        -----------
SELLING, GENERAL &
 ADMINISTRATION EXPENSES:
  Engineering                             2,397                1,521              4,881              3,107
  Sales and marketing                     3,836                3,260              7,472              6,684
  General and administration              3,915                3,656              7,442              6,682
                                    -----------          -----------        -----------        -----------
         Total                           10,148                8,437             19,795             16,473
                                    -----------          -----------        -----------        -----------
OPERATING INCOME                         10,439                4,788             18,696              8,671

INTEREST EXPENSE                         (1,172)              (1,373)            (2,266)            (2,737)
INTEREST INCOME                             728                  373              1,763                685
OTHER INCOME (EXPENSE):
  Rental income                            (113)                  (9)              (271)                10
  Gain on marketable securities              --                3,576                 --              3,576
  Other                                    (544)                 (22)              (487)               (59)
                                    -----------          -----------        -----------        -----------
         Total                             (657)               3,545               (758)             3,527
                                    -----------          -----------        -----------        -----------
INCOME  BEFORE INCOME TAXES               9,338                7,333             17,435             10,146
PROVISION FOR INCOME TAXES                3,361                2,494              6,276              3,450
                                    -----------          -----------        -----------        -----------
NET INCOME                          $     5,977          $     4,839        $    11,159        $     6,696
                                    ===========          ===========        ===========        ===========
NET INCOME PER SHARE:
 BASIC                              $      0.27          $      0.25        $      0.50        $      0.35
                                    ===========          ===========        ===========        ===========
 DILUTED                            $      0.26          $      0.25        $      0.49        $      0.35
                                    ===========          ===========        ===========        ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 BASIC                               22,214,393           19,379,040         22,135,678         19,379,040
 DILUTED                             22,705,194           19,379,040         22,608,623         19,379,040

            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
        Part I, Item 1:  Unaudited Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                               2001             2000
                                                             --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $ 11,159         $ 6,696
                                                             --------         -------
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                4,411           4,153
    Deferred income taxes                                       3,475           1,205
    Provision for doubtful accounts                               (88)             50
    Loss on asset disposition                                      --             626
    Gain on put mediation settlement                               --          (3,576)
    Change in operating assets and liabilities:
      Receivables                                             (17,029)         (4,876)
      Contract costs and estimated earnings in
       excess of billings                                          85             639
      Inventories                                              (3,608)          5,408
      Other current and noncurrent assets                         (69)           (353)
      Accounts payable                                           (104)         (1,379)
      Billings in excess of contract costs and
       estimated earnings                                       1,358          (4,916)
      Accrued liabilities                                      (4,408)           (917)
      Income taxes payable                                       (569)           (152)
      Other long-term liabilities                                  91            (169)
                                                             --------         -------
        Net cash provided by (used in) operating
         activities                                            (5,296)          2,439
                                                             --------         -------
NET CASH FROM INVESTING ACTIVITIES:
  Proceeds from disposition of assets                              --              42
  Proceeds from put mediation settlement                           --           3,576
  Capital expenditures                                        (10,200)         (3,440)
                                                             --------         -------
        Net cash provided by (used in) investing
         activities                                           (10,200)            178
                                                             --------         -------
NET CASH FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                      1,071           1,297
  Repayment of debt                                              (312)           (244)
  Repayment of capital leases                                    (132)           (126)
  Net proceeds from exercise of stock options                     856              --
                                                             --------         -------
        Net cash provided by financing activities               1,483             927
                                                             --------         -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            (14,013)          3,544
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          73,279          26,275
                                                             --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 59,266         $29,819
                                                             --------         -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                              $  2,137         $ 2,428
  Income taxes (refunded) paid:
    Domestic                                                      192              25
    Foreign                                                     2,560           1,920

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

     Interim Presentation - The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

NOTE 2 -- LONG-TERM CONTRACTS

     The components of long-term contracts as of June 30, 2001 and December 31, 2000 consist of the following:

                                                                         June 30, 2001                 December 31, 2000
                                                                         -------------                 -----------------
                                                                                       (in thousands)
Costs and estimated earnings on uncompleted contracts                     $  7,272                        $  21,044
Less:  billings to date                                                    (11,551)                         (23,880)
                                                                          --------                        ---------
Excess of costs and estimated earnings over billings                      $ (4,279)                       $  (2,836)
                                                                          ========                        =========
Included in the accompanying balance sheets under
 the following captions:
Contract costs and estimated earnings in excess of billings               $  1,142                        $   1,227
Billings in excess of contract costs and estimated earnings                 (5,421)                          (4,063)
                                                                          --------                        ---------
     Total                                                                $ (4,279)                       $  (2,836)
                                                                          ========                        =========

     From 1996 through 1999, the Company entered into 17 fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. All of the subsea control systems and all of the pressure control equipment for these contracts were shipped prior to December 31, 2000.

     Losses incurred on these projects, including late delivery penalties, were $0 and $1,500,000 for the six months ended June 30, 2001 and 2000, respectively. There were no such losses for the three months ended June 30, 2001 and 2000. Provisions for estimated losses are determined by comparing total sales price to costs incurred plus estimated costs to complete the contract. Provision for estimated losses have been made, to the extent applicable, for all projects not completed as of June 30, 2001. As of June 30, 2001 and December 31, 2000, the Company has accrued a reserve for project losses of $767,000 and $3,263,000, respectively, relating to final installation and completion activities.

NOTE 3 -- CONTINGENCIES

     The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management, these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

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

NOTE 4 --LONG TERM DEBT

     The Company's borrowings as of June 30, 2001 and December 31, 2000 were as follows:

                                                 June 30, 2001         December 31, 2000
                                                 -------------         -----------------
                                                              (in thousands)
Senior notes                                         $60,000                 $60,000
Revolving lines of credit:
  Foreign                                              1,021                      --
IBM note financing                                       505                     767
                                                     -------                 -------
        Total                                         61,526                  60,767
Less current portion                                  (1,526)                   (534)
                                                     -------                 -------
        Total long-term debt                         $60,000                 $60,233
                                                     =======                 =======

     The $60,000,000 senior secured notes bear interest at a rate of 6.85% per annum, which is payable quarterly. The senior notes mature June 30, 2003 and may not be prepaid prior to this date unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. The long-term note agreement for these notes has one financial event of default covenant, a minimum tangible net worth test, with which the Company was in compliance at June 30, 2001. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At June 30, 2001, the Company satisfied these financial incurrence tests.

     The Company has available a secured U.S. revolving line of credit of $25,000,000. The credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At June 30, 2001, there were no outstanding borrowings under this credit facility. There are covenants under this credit line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at June 30, 2001.

     The credit line and the senior notes are secured by a pledge of the Company's accounts receivable, inventory, equipment, intellectual property, material real property, and stock of subsidiaries.

     From time to time, the Company also has committed and uncommitted lines of credit for use in its international operations. At June 30, 2001, there was $1,021,000 outstanding under these lines and the weighted average interest rate was 5.7%.

NOTE 5 -- EQUITY

     In May 2001, pursuant to registration rights granted to certain stockholders in connection with the Company's initial public offering, 5,234,616 shares of common stock were registered by the Company and sold to the public by certain existing stockholders at $26.50 per share. The selling stockholders held Class B common stock which was converted into common stock prior to being sold to the public. Hydril did not receive any proceeds from this offering.

     On June 1, 2001, each of the Company's nonemployee directors received a grant of nonqualified stock options to purchase 2,494 shares of common stock as provided under the Company's 2000 Incentive Plan. These options were granted at an exercise price of $30.075 per share, have a term of ten years, are fully vested upon the completion of one year of service, and are exercisable in cumulative annual installments of one-third each beginning on the first anniversary of the date of grant.

NOTE 6 -- OTHER INCOME AND EXPENSE

     Other expense for the three months ended June 30, 2001 includes $560,000 in expenses incurred in facilitating the offering of common stock by certain stockholders of the Company (see Note 5). Other income for the three months ended June 30, 2000 includes a $3,576,000 gain from a legal settlement with a financial institution from which the Company purchased put options related to an investment in marketable securities.

NOTE 7 -- EARNINGS PER SHARE

     The Company has presented basic and diluted income (loss) per share ("EPS") on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares from the proceeds using the average market price for the Company's common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three and six months ended June 30, 2001, were 22,214,393 and 22,135,678, while dilutive weighted average shares outstanding for the three and six months ended June 30, 2001, were 22,705,194 and 22,608,623, respectively.

     For 2000, the only potentially dilutive securities are outstanding options to purchase 702,000 shares under the Company's 1999 Stock Option Plan. However, for the three and six months ended June 30, 2000, these securities were anti-dilutive and therefore were not included in the EPS calculations. The weighted average shares outstanding for the three and six months ended June 30, 2000, were 19,379,040.

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

     Financial data for the business segments for the three and six months ended June 30, 2001 and 2000 is as follows: (in thousands)

                                                                Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                            --------------------------           ---------------------------
                                                              2001               2000              2001                2000
                                                            -------            -------           --------            -------
Revenues
  Premium Connection                                        $37,993            $24,389           $ 68,365            $46,002
  Pressure Control                                           22,117             21,108             47,267             44,254
                                                            -------            -------           --------            -------
            Total                                           $60,110            $45,497           $115,632            $90,256
                                                            =======            =======           ========            =======
Operating Income (loss)
  Premium Connection                                        $ 8,180            $ 7,226           $ 13,842            $13,207
  Pressure Control                                            4,609                843              9,564              1,322
  Corporate Administration                                   (2,350)            (3,281)            (4,710)            (5,858)
                                                            -------            -------           --------            -------
            Total                                           $10,439            $ 4,788           $ 18,696            $ 8,671
                                                            =======            =======           ========            =======
Depreciation Expense
  Premium Connection                                        $ 1,408            $ 1,215           $  2,746            $ 2,404
  Pressure Control                                              424                452                838                906
  Corporate Administration                                      412                403                827                843
                                                            -------            -------           --------            -------
            Total                                           $ 2,244            $ 2,070           $  4,411            $ 4,153
                                                            =======            =======           ========            =======
Capital Expenditures
  Premium Connection                                        $ 2,706            $ 1,981           $  7,027            $ 2,858
  Pressure Control                                            1,631                171              2,767                436
  Corporate Administration                                       46                 90                406                146
                                                            -------            -------           --------            -------
            Total                                           $ 4,383            $ 2,242           $ 10,200            $ 3,440
                                                            =======            =======           ========            =======

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

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues

     Total revenues increased $14.6 million, or 32%, to $60.1 million for the three months ended June 30, 2001 compared to $45.5 million for the three months ended June 30, 2000. Our premium connection revenues increased $13.6 million, or 56%, to $38.0 million for the three months ended June 30, 2001 as compared to $24.4 million for the prior year period. This increase is primarily the result of higher sales in the international markets and the Gulf of Mexico. Additionally, the level of deepwater drilling activity and drilling for deep gas increased during the second quarter of 2001 as compared with the prior year period, which also contributed to higher revenues for premium connections. Pressure control revenues increased $1.0 million, or 5%, to $22.1 million for the three months ended June 30, 2001 as compared to $21.1 million for the same period in 2000. This slight increase is primarily attributable to a 19% rise in revenues from aftermarket products and services, partially offset by a 12% decline in capital equipment revenues. Aftermarket revenues increased as a result of higher worldwide offshore rig counts in the second quarter, while capital equipment revenues declined due to the completion of several major capital equipment projects.

Gross Profit

     Gross profit increased $7.4 million to $20.6 million for the three months ended June 30, 2001 from $13.2 million for the three months ended June 30, 2000. The increase was primarily due to higher revenues from pressure control aftermarket products, higher prices in both of our segments, increased profitability in our project business, and higher sales volumes in our premium connection international markets.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the second quarter of 2001 were $10.1 million compared to $8.4 million for the prior year period. The increase was due to higher engineering and sales expenses to support increased demand for our products. As a percentage of sales, selling, general, and administrative expenses decreased from 19% for the second quarter of 2000, to 17% for the second quarter of 2001.

Operating Income

     Operating income increased $5.6 million to $10.4 million for the three months ended June 30, 2001, compared to $4.8 million for the same period in 2000. Operating income for our premium connection segment increased from $7.2 million for the second quarter of 2000 to $8.2 million for the second quarter of 2001. Operating income for our pressure control segment increased $3.8 million to $4.6 million for the quarter ended June 30, 2001 as compared to the same period in 2000. Corporate and administrative expenses were $2.4 million for the second quarter of 2001 compared to $3.3 million for the same period in 2000.

Interest Expense

     Interest expense was $1.2 million for the second quarter of 2001 compared to $1.4 million for the same quarter in 2000. This decline represents lower average outstanding bank debt during the quarter.

Other Income and Expense

     Other expense was $0.7 million for the three months ended June 30, 2001, and consists primarily of expenses incurred in facilitating the offering of common stock by certain of our stockholders in the second quarter of 2001. Other income for the three months ended June 30, 2000 was $3.5 million which includes a $3.6 million gain from a legal settlement related to the purchase of put options to sell marketable securities.

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues

     Total revenues increased $25.3 million, or 28%, to $115.6 million for the six months ended June 30, 2001 compared to $90.3 million for the six months ended June 30, 2000. Our premium connection revenues increased $22.4 million, or 49%, to $68.4 million for the six months ended June 30, 2001 as compared to $46.0 million for the prior year period. This increase is primarily the result of increased demand from higher rig counts in our North America and international markets. Pressure control revenues increased $3.0 million, or 7%, to $47.3 million for the six months ended June 30, 2001 as compared to $44.3 million for the same period in 2000. This increase is attributable to a 31% increase in revenues from aftermarket products which was partially offset by a 16% decrease in revenues from capital equipment. Aftermarket revenues have been strong due to the increasing worldwide offshore rig count and capital equipment orders have decreased because of fewer rig upgrades and new-builds.

Gross Profit

     Gross profit increased $13.3 million to $38.5 million for the six months ended June 30, 2001 from $25.1 million for the six months ended June 30, 2000. The increase was primarily due to higher revenues from pressure control aftermarket products, price increases in both of our segments, higher profit from long-term pressure control projects, and increasing volume in our premium connection business.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the first six months of 2001 were $20.0 million compared to $16.5 million for the prior year period. The increase was due to higher engineering and sales expenses as well as increased administrative costs relating to being a public company. As a percentage of sales, selling, general, and administrative expenses decreased from 18% for the first six months of 2000 to 17% for the same period in 2001.

Operating Income

     Operating income increased $10.0 million to $18.7 million for the six months ended June 30, 2001, compared to $8.7 million for the same period in 2000. Operating income for our premium connection segment increased slightly from $13.2 million for the first six months of 2000 to $13.8 million for the same period in 2001. Operating income for our pressure control segment increased $8.3 million to $9.6 million for the six months ended June 30, 2001 as compared to the same period in 2000. Corporate and administrative expenses were $4.7 million for the six months ended June 30, 2001 compared to $5.9 million for the same period in 2000.

Interest Expense

     Interest expense was $2.3 million for the first six months of 2001 compared to $2.7 million for the same period in 2000. This decline represents lower average outstanding bank debt during the first half of 2001.

Other Income and Expense

     Other expense was $0.8 million for the six months ended June 30, 2001, and consists primarily of expenses incurred in facilitating the offering of common stock by certain of our stockholders in the second quarter of 2001. Other income for the six months ended June 30, 2000 was $3.5 million which includes a $3.6 million gain from a legal settlement related to the purchase of put options to sell marketable securities.

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

Operating Activities

     For the six months ended June 30, 2001, cash used in operating activities was $5.3 million due to higher international premium connection working capital requirements to support a higher demand for our products in these markets. Cash provided by operations in the first half of 2000 was $2.4 million which was the result of improved operating results and lower working capital requirements for the U.S.

Investing Activities

     Net cash used in investing activities for the six months ended June 30, 2001 was $10.2 million which is attributable to capital spending. Of this, $7.0 million was for our premium connection segment primarily related to capacity expansion in North America, $2.8 million was for our pressure control segment to upgrade the equipment in our Houston plant, and $0.4 million was for general corporate purposes.

     Net cash provided by investing activities during the first half of 2000 was $0.2 million. Capital expenditures were $3.4 million, of which $2.9 million was for our premium connection segment, $0.4 million was for our pressure control segment, and $0.1 million for general corporate purposes, which was offset by a $3.6 million cash settlement. In May 2000, we settled through mediation a dispute with a financial institution related to our purchase of put options on marketable securities in 1998. As a result of this settlement, we received, after expenses, approximately $3.6 million.

Credit Facilities

     Hydril has a secured domestic revolving line of credit for working capital requirements that provides up to $25 million in committed revolving credit borrowings through March 31, 2003. We may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the facility fluctuate depending on our leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At June 30, 2001, there were no outstanding borrowings under this credit facility.

     The credit line is secured by a pledge of the Company's accounts receivable, inventory, equipment, intellectual property, material real property, and stock of subsidiaries.

     From time to time, the Company uses committed and uncommitted lines of credit in its international operations. At June 30, 2001, there was $1.0 million outstanding under these lines and the weighted average interest rate was 5.7%.

Backlog

     The pressure control capital equipment backlog was $58.6 million at June 30, 2001, $15.2 million at December 31, 2000 and $9.9 million at June 30, 2000. We include in this backlog orders for pressure control capital equipment and projects. Backlog of premium connections and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders. The increase in our backlog primarily reflects a $37 million order received during the first quarter of 2001 and an $11 million order received in the second quarter of 2001 for blowout prevention and control system equipment. It is possible for orders to be cancelled, however, in the event of cancellations all costs incurred would be billable to the customer. We recognize the revenue and gross profit from pressure control long-term projects using the percentage of completion accounting method and revenues from the two recent project orders will be recorded in the second half of 2001, 2002 and 2003.

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

     In connection with the October 2000 offering, Hydril incurred $3.2 million in underwriting discounts and commissions, and $2.6 million in other related expenses. The net proceeds to Hydril from the offering, after deducting the foregoing expenses, were $39.6 million. Since the effective date of the offering, we have used $8.4 million of the proceeds for the initial costs to expand capacity at our premium connection facilities in the U.S and Canada, $1.9 million for the expansion of our advanced composite tubing production and development and commercialization of subsea mudlift drilling, and $2.2 million to upgrade machinery and equipment in our Houston pressure control plants. None of Hydril's proceeds from the offering have been or will be paid to directors, officers, affiliates of Hydril, or persons owning 10% or more of any class of Hydril's common stock.

Part II, Item 4: Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on May 22, 2001. There were 131,242,208 votes represented at the meeting in person or by proxy, out of 142,538,060 votes entitled to be cast, constituting a quorum. The following are the results of the vote:


Proposals:

                                            For       Against   Withheld   Abstain    Broker Non-Votes
                                        -----------   -------   --------   -------    ----------------
Election of Directors
  Kenneth S. McCormick                  131,190,333         -     51,875         -                  -
  Christopher T. Seaver                 130,692,433         -    549,775         -                  -
  Lew O. Ward                           131,189,658         -     52,550         -                  -

Approval of Appointment
  of Deloitte & Touche LLP
  as Independent Public
  Accountants                           131,238,708     2,700          -       800                  -

Part II, Item 6: Exhibits and Reports on Form 8-K

Reports on Form 8-K:

     During the quarter ended June 30, 2001, no reports were filed on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HYDRIL COMPANY


Date:  August 7, 2001                    By: /s/  Michael C. Kearney
                                             -----------------------------
                                                  Michael C. Kearney
                                    Chief Financial Officer and Vice President-
                                      Administration (Authorized officer and
                                    principal accounting and financial officer)