Form 10-Q
period 2001-09-30
HYDRIL CO
filed 2001-11-09
CIK 1116030

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________


                       Commission file number  000-31579

                                   HYDRIL COMPANY
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

      Shares outstanding at November 1, 2001:
      Common stock, $.50 par value, 14,341,271 shares outstanding
      Class B common stock, $.50 par value, 7,952,572 shares outstanding

                                 HYDRIL COMPANY

                                     INDEX


                                                                                              Page
                                                                                              ----
                         PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements

       Consolidated Balance Sheets--September 30, 2001 (unaudited) and December 31, 2000          3
       Unaudited Consolidated Statements of Operations--For the Three and Nine Months Ended
         September 30, 2001 and 2000                                                              5
       Unaudited Consolidated Statements of Cash Flows--For the Nine Months Ended
         September 30, 2001 and 2000                                                              6
       Notes to Unaudited Consolidated Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                              12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              15

                           PART II--OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds                                               16

Item 6.  Exhibits and Reports on Form 8-K                                                        16

                                 HYDRIL COMPANY
                  PART I, ITEM 1:  CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                     September 30,    December 31,
                                                                          2001            2000
                                                                     ------------     ------------
                                                                      (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                             $  71,326       $  73,279
 Receivables:
  Trade, less allowance for doubtful
   accounts: 2001, $1,531; 2000, $2,706                                   53,569          35,962
  Contract costs and estimated earnings in excess of billings              1,030           1,227
  Other                                                                      767           2,820
                                                                       ---------       ---------
      Total receivables                                                   55,366          40,009
                                                                       ---------       ---------
 Inventories:
  Finished goods                                                          31,523          27,508
  Work-in-process                                                          3,885           4,600
  Raw Materials                                                            8,146           8,039
                                                                       ---------       ---------
      Total inventories                                                   43,554          40,147
                                                                       ---------       ---------
 Deferred tax asset                                                        7,597           7,597
 Other current assets                                                      3,211           2,642
                                                                       ---------       ---------
      Total current assets                                               181,054         163,674
                                                                       ---------       ---------
PROPERTY:
 Land and improvements                                                    18,339          18,231
 Buildings and improvements                                               41,161          39,031
 Machinery and equipment                                                 132,244         126,000
 Construction-in-progress                                                 12,732           5,487
                                                                       ---------       ---------
      Total                                                              204,476         188,749
Less accumulated depreciation and amortization                          (113,934)       (109,679)
                                                                       ---------       ---------
      Property, net                                                       90,542          79,070
                                                                       ---------       ---------
OTHER LONG-TERM ASSETS:
 Deferred tax asset                                                        1,460           7,169
 Other assets                                                              4,601           4,733
                                                                       ---------       ---------
      TOTAL                                                            $ 277,657       $ 254,646
                                                                       =========       =========

            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
                  PART I, ITEM 1:  CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                     September 30,    December, 31,
                                                                           2001             2000
                                                                     -------------    -------------
                                                                      (unaudited)
CURRENT LIABILITIES:
 Accounts payable                                                      $ 21,994         $ 22,530
 Billings in excess of contract costs and estimated earnings              7,565            4,063
 Accrued liabilities                                                     17,049           17,973
 Current portion of long-term debt                                          370              534
 Current portion of capital leases                                          120              266
 Income taxes payable                                                     1,331            1,397
                                                                       --------         --------
      Total current liabilities                                          48,429           46,763
                                                                       --------         --------
LONG-TERM LIABILITIES:
 Long-term debt, excluding current portion                               60,000           60,233
 Capital lease obligations                                                   --               53
 Deferred tax liability                                                     458              319
 Other                                                                   15,701           15,549
                                                                       --------         --------
      Total long-term liabilities                                        76,159           76,154
                                                                       --------         --------
CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
 Capital stock:
  Preferred Stock-authorized, 10,000,000 shares of $1 par
   value; none issued or outstanding
  Common stock-authorized 75,000,000 shares of $.50 par
   value; 14,341,271 and 8,641,200 shares issued and
   outstanding at September 30, 2001 and December 31,
   2000, respectively                                                     7,171            4,321
  Class B common stock-authorized, 32,000,000 shares of
   $.50 par value; 7,952,572 and 13,410,908 shares issued
   and outstanding at September 30, 2001 and December 31,
   2000, respectively                                                     3,976            6,705
 Additional paid in capital                                              40,824           38,333
 Retained earnings                                                      101,098           82,370
                                                                       --------         --------
      Total stockholders' equity                                        153,069          131,729
                                                                       --------         --------
       TOTAL                                                           $277,657         $254,646
                                                                       ========         ========

            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY

        PART I, ITEM 1: UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Share and Per Share Amounts)

                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                    --------------------------------        ------------------------------
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                    --------------------------------        ------------------------------
                                        2001                 2000               2001               2000
                                    -----------          -----------        -----------        -----------
REVENUES                            $    66,658          $    44,643        $   182,290        $   134,899
COST OF SALES                            43,380               30,405            120,521             95,517
                                    -----------          -----------        -----------        -----------
GROSS PROFIT                             23,278               14,238             61,769             39,382
                                    -----------          -----------        -----------        -----------
SELLING, GENERAL &
 ADMINISTRATION EXPENSES:
  Engineering                             2,569                1,781              7,450              4,888
  Sales and marketing                     3,818                3,211             11,290              9,895
  General and administration              4,438                3,526             11,880             10,208
                                    -----------          -----------        -----------        -----------
         Total                           10,825                8,518             30,620             24,991
                                    -----------          -----------        -----------        -----------
OPERATING INCOME                         12,453                5,720             31,149             14,391

INTEREST EXPENSE                         (1,082)              (1,171)            (3,348)            (3,908)
INTEREST INCOME                             617                  471              2,380              1,156
OTHER INCOME (EXPENSE):
  Rental income                            (145)                 (76)              (416)               (66)
  Gain on marketable
   securities                                --                   --                 --              3,576
  Other                                     (15)               1,890               (502)             1,831
                                    -----------          -----------        -----------        -----------
         Total                             (160)               1,814               (918)             5,341
                                    -----------          -----------        -----------        -----------
INCOME BEFORE INCOME TAXES               11,828                6,834             29,263             16,980
PROVISION FOR INCOME TAXES                4,259                2,324             10,535              5,774
                                    -----------          -----------        -----------        -----------
NET INCOME                          $     7,569          $     4,510        $    18,728        $    11,206
                                    ===========          ===========        ===========        ===========

NET INCOME PER SHARE:
 BASIC                                    $0.34                $0.23              $0.84              $0.58
                                    ===========          ===========        ===========        ===========
 DILUTED                                  $0.33                $0.23              $0.83              $0.58
                                    ===========          ===========        ===========        ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 BASIC                               22,264,296           19,379,040         22,179,021         19,379,040
 DILUTED                             22,596,177           19,379,040         22,584,980         19,379,040

            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY

        PART I, ITEM 1:  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            -------------------------
                                                               2001            2000
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 18,728        $ 11,206
                                                             --------        --------
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                6,763           6,398
    Deferred income taxes                                       6,669           2,488
    Provision for doubtful accounts                               (86)             75
    Loss on asset disposition                                      --             626
    Gain on sale of real estate holdings not used in
     operations                                                    --          (1,870)
    Gain on put mediation settlement                               --          (3,576)
    Change in operating assets and liabilities:
      Receivables                                             (15,468)         (4,266)
      Contract costs and estimated earnings in
       excess of billings                                         197           4,851
      Inventories                                              (3,407)          7,618
      Other current and noncurrent assets                         (84)         (2,602)
      Accounts payable                                           (536)           (335)
      Billings in excess of contract costs and
       estimated earnings                                       3,502          (5,264)
      Accrued liabilities                                        (924)         (1,702)
      Income taxes payable                                        (66)           (241)
      Other long-term liabilities                                 152            (246)
                                                             --------        --------
        Net cash provided by operating activities              15,440          13,160
                                                             --------        --------
NET CASH FROM INVESTING ACTIVITIES:
  Proceeds from disposition of assets                              --              42
  Proceeds from sale of real estate holdings not
   used in operations                                              --           2,100
  Proceeds from put mediation settlement                           --           3,576
  Capital expenditures                                        (17,912)         (7,485)
                                                             --------        --------
        Net cash used in investing activities                 (17,912)         (1,767)
                                                             --------        --------
NET CASH FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                      1,071           2,697
  Repayment of debt                                            (1,468)        (14,021)
  Repayment of capital leases                                    (199)           (190)
  Net proceeds from issuance of common stock                       86              --
  Net proceeds from exercise of stock options                   1,029              --
                                                             --------        --------
        Net cash provided by (used in) financing
         activities                                               519         (11,514)
                                                             --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,953)           (121)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          73,279          26,275
                                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 71,326        $ 26,154
                                                             --------        --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                              $  3,194        $  3,961
  Income taxes paid:
    Domestic                                                      198              25
    Foreign                                                     3,857           2,041

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

     Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

NOTE 2 -- LONG-TERM CONTRACTS

     The components of long-term contracts as of September 30, 2001 and December 31, 2000 consist of the following:


                                                        September 30,     December 31,
                                                             2001             2000
                                                        ------------      ------------
                                                                 (in thousands)
Costs and estimated earnings on uncompleted
 contracts                                               $ 12,266          $  21,044

Less:  billings to date                                   (18,801)           (23,880)
                                                         --------          ---------
Excess of billings over costs and estimated earnings     $ (6,535)         $  (2,836)
                                                         ========          =========
Included in the accompanying balance sheets under
 the following captions:
Contract costs and estimated earnings in excess
 of billings                                             $  1,030          $   1,227
Billings in excess of contract costs and
 estimated earnings                                        (7,565)            (4,063)
                                                         --------          ---------
     Total                                               $ (6,535)         $  (2,836)
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

     Losses incurred on these projects, including late delivery penalties, were $0 and $1,500,000 for the nine months ended September 30, 2001 and 2000, respectively. There were no such losses for the three months ended September 30, 2001 and 2000. Provisions for estimated losses are determined by comparing total sales price to costs incurred plus estimated costs to complete the contract. Provision for estimated losses have been made, to the extent applicable, for all projects not completed as of September 30, 2001. As of September 30, 2001 and December 31, 2000, the Company has accrued a reserve for project losses of $762,000 and $3,263,000, respectively, relating to final installation and completion activities.

NOTE 3 -- CONTINGENCIES

     The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management, these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company has been identified as one of many potentially responsible parties at a waste disposal site in California. The Company's share of total site cleanup costs is approximately $ 303,000, which is expected to be disbursed in the first quarter of 2002. This obligation has been adequately reserved for in the financial statements and will not materially affect the Company's results of operations or financial condition.

NOTE 4 -- LONG TERM DEBT

     The Company's borrowings as of September 30, 2001 and December 31, 2000 were as follows:


                                      September 30, 2001            December 31, 2000
                                  ---------------------------   --------------------------
                                                       (in thousands)
Senior notes                               $60,000                       $60,000
Revolving lines of credit                       --                            --
IBM note financing                             370                           767
                                           -------                       -------
    Total                                   60,370                        60,767
Less current portion                          (370)                         (534)
                                           -------                       -------
    Total long-term debt                   $60,000                       $60,233
                                           =======                       =======

     The $60,000,000 senior notes bear interest at a rate of 6.85% per annum, which is payable quarterly. The senior notes mature June 30, 2003 and may not be prepaid prior to this date unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. The long-term note agreement for these notes has one financial event of default covenant, a minimum tangible net worth test, with which the Company was in compliance at September 30, 2001. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At September 30, 2001, the Company satisfied these financial incurrence tests.

     On September 25, 2001, the Company amended its domestic $25,000,000 revolving line of credit. The amendment, among other things, changes the credit facility from secured to unsecured. The credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company's leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At September 30, 2001, there were no outstanding borrowings under this credit facility. There are covenants under this credit line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at September 30, 2001.

     Concurrent with the change in our domestic credit facility from secured to unsecured, the senior notes became unsecured pursuant to the terms of the Collateral Agency and Intercreditor agreement dated June 25, 1998 (as amended).

     Additionally, on September 25, 2001, the Company established a new unsecured foreign revolving line of credit for $10,000,000. This committed credit line matures March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At September 30, 2001, there were no outstanding borrowings under this facility.

     The Company has one additional unsecured foreign credit facility of $4,000,000 available for use in its international operations. At September 30, 2001, there were no outstanding borrowings under this uncommitted facility.

NOTE 5 -- OTHER INCOME AND EXPENSE

     Other expense for the nine months ended September 30, 2001 includes $569,000 in expenses incurred in facilitating the offering of common stock by certain stockholders of the Company. Other income for the three months ended September 30, 2000 includes a $1,870,000 gain from the sale of real property not used in operations, while the nine months ended September 30, 2000 includes a $3,576,000 gain from a legal settlement with a financial institution from which the Company purchased put options related to an investment in marketable securities.

NOTE 7 -- EARNINGS PER SHARE

     The Company has presented basic and diluted income per share ("EPS") on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares from the proceeds using the average market price for the Company's common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three and nine months ended September 30, 2001, were 22,264,296 and 22,179,021, while dilutive weighted average shares outstanding for the three and nine months ended September 30, 2001, were 22,596,177 and 22,584,980, respectively.

     For 2000, the only potentially dilutive securities are outstanding options to purchase 702,000 shares under the Company's 1999 Stock Option Plan. However, for the three and nine months ended September 30, 2000, these securities were anti-dilutive and therefore were not included in the EPS calculations. The weighted average shares outstanding for the three and nine months ended September 30, 2000, were 19,379,040.

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

     Financial data for the business segments for the three and nine months ended September 30, 2001 and 2000 is as follows: (in thousands)

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                 --------------------------           ---------------------------
                                                   2001               2000               2001               2000
                                                 -------            -------           --------           --------
REVENUES
  Premium Connection                             $38,815            $24,821           $107,180           $ 70,823
  Pressure Control                                27,843             19,822             75,110             64,076
                                                 -------            -------           --------           --------
            Total                                $66,658            $44,643           $182,290           $134,899
                                                 =======            =======           ========           ========
OPERATING INCOME (LOSS)
  Premium Connection                             $ 8,812            $ 6,597           $ 22,654           $ 19,804
  Pressure Control                                 6,370              2,219             15,934              3,541
  Corporate Administration                        (2,729)            (3,096)            (7,439)            (8,954)
                                                 -------            -------           --------           --------
            Total                                $12,453            $ 5,720           $ 31,149           $ 14,391
                                                 =======            =======           ========           ========
DEPRECIATION EXPENSE
  Premium Connection                             $ 1,509            $ 1,431           $  4,255           $  3,835
  Pressure Control                                   445                437              1,283              1,343
  Corporate Administration                           398                377              1,225              1,220
                                                 -------            -------           --------           --------
            Total                                $ 2,352            $ 2,245           $  6,763           $  6,398
                                                 =======            =======           ========           ========
CAPITAL EXPENDITURES
  Premium Connection                             $ 4,285            $ 2,878           $ 11,313           $  5,736
  Pressure Control                                 2,990                656              5,757              1,092
  Corporate Administration                           437                511                842                657
                                                 -------            -------           --------           --------
            Total                                $ 7,712            $ 4,045           $ 17,912           $  7,485
                                                 =======            =======           ========           ========

NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of this policy did not require any transition adjustment and did not materially affect the Company's results of operations or financial condition.

     In July 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has evaluated the provisions of SFAS 141 and SFAS 142 and expects no impact on its financial statements from the adoption of these standards.

     In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and 144 and therefore cannot reasonably estimate the impact, if any, these statements will have on the Company's financial statements upon adoption.

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

  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

     Total revenues increased $22.0 million, or 49%, to $66.6 million for the three months ended September 30, 2001, compared to $44.6 million for the three months ended September 30, 2000. Premium connection revenues increased $14.0 million, or 56%, to $38.8 million for the three months ended September 30, 2001 as compared to $24.8 million for the prior year period. This increase is primarily the result of higher demand in our international markets as well as higher demand in our North American markets which we were able to meet through increased production in our North American plants following recent capacity increases. The increase in demand in both international and North American markets was driven by the increased levels of deep gas and deepwater drilling activity during the third quarter of 2001 as compared with the prior year period. Pressure control revenues increased $8.0 million, or 40%, to $27.8 million for the three months ended September 30, 2001 as compared to $19.8 million for the same period in 2000. This increase is attributable to a 36% rise in revenues from aftermarket products and services due to higher worldwide drilling activity and a 48% increase in capital equipment revenues due to progress made on capital equipment projects.

Accounting for capital equipment projects is done on a percentage of completion basis for revenues and gross profits.

GROSS PROFIT

     Gross profit increased $9.1 million to $23.3 million for the three months ended September 30, 2001 from $14.2 million for the three months ended September 30, 2000. The increase was primarily due to higher revenues from pressure control aftermarket products, increased utilization of our premium connection plants, higher prices in both of our segments and increased profitability of our pressure control capital equipment business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for the third quarter of 2001 were $10.8 million compared to $8.5 million for the prior year period. The increase was due to higher engineering and sales expenses to support increased demand for our products as well as increased management incentive expense accruals resulting from improved performance. As a percentage of sales, selling, general, and administrative expenses decreased from 19% for the third quarter of 2000, to 16% for the third quarter of 2001.

OPERATING INCOME

     Operating income increased $6.7 million to $12.4 million for the three months ended September 30, 2001, compared to $5.7 million for the same period in 2000. Operating income for our premium connection segment increased $2.2 million to $8.8 million for the third quarter of 2001 from $6.6 million for the third quarter of 2000. Operating income for our pressure control segment increased $4.2 million to $6.4 million for the quarter ended September 30, 2001 as compared to the same period in 2000. Corporate and administrative expenses were $2.7 million for the third quarter of 2001 compared to $3.1 million for the same period in 2000.

INTEREST EXPENSE

     Interest expense was $1.1 million for the third quarter of 2001 compared to $1.2 million for the same quarter in 2000. This decline represents lower average outstanding bank debt during the quarter.

OTHER INCOME AND EXPENSE

     Other expense was $0.2 million for the three months ended September 30, 2001. Other income for the three months ended September 30, 2000 was $1.8 million, which consists primarily of a $1.9 million gain recorded from the sale of real estate not used in operations.

  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

     Total revenues increased $47.4 million, or 35%, to $182.3 million for the nine months ended September 30, 2001, compared to $134.9 million for the nine months ended September 30, 2000. Premium connection revenues increased $36.4 million, or 51%, to $107.2 million for the nine months ended September 30, 2001 as compared to $70.8 million for the prior year period. This increase is primarily the result of increased demand for our products from higher rig counts in both our North American and international markets. Pressure control revenues increased $11.0 million, or 17%, to $75.1 million for the nine months ended September 30, 2001 as compared to $64.1 million for the same period in 2000. This increase is attributable to a 33% increase in revenues from aftermarket products due to higher worldwide offshore rig activity. Capital equipment revenues were $30.5 million for both the nine months ended September 30, 2001 and 2000.

GROSS PROFIT

     Gross profit increased $22.4 million to $61.8 million for the nine months ended September 30, 2001 from $39.4 million for the nine months ended September 30, 2000. The increase was primarily due to higher revenues from pressure control aftermarket products, increased utilization of our premium connection plants, higher prices in both of our segments and increased profitability of our pressure control capital equipment business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses for the first nine months of 2001 were $30.6 million compared to $25.0 million for the prior year period.
The increase was due to higher engineering and sales expenses as a result of increased demand for our product and services, increased administrative costs related to being a public company, as well as higher management incentive expense accruals resulting from improved performance. As a percentage of sales, selling, general, and administrative expenses decreased from 19% for the first nine months of 2000 to 17% for the same period in 2001.

OPERATING INCOME

     Operating income increased $16.7 million to $31.1 million for the nine months ended September 30, 2001, compared to $14.4 million for the same period in 2000. Operating income for our premium connection segment increased $2.9 million to $22.7 million for the first nine months of 2001, compared to $19.8 million for the prior year period. Operating income for our pressure control segment increased $12.4 million to $15.9 million for the nine months ended September 30, 2001, compared to the same period in 2000. Corporate and administrative expenses were $7.4 million for the nine months ended September 30, 2001, compared to $8.9 million for the same period in 2000.

INTEREST EXPENSE

     Interest expense was $3.3 million for the first nine months of 2001 compared to $3.9 million for the same period in 2000. This decline represents lower average outstanding bank debt during the first nine months of 2001.

OTHER INCOME AND EXPENSE

     Other expense was $0.9 million for the nine months ended September 30, 2001, and consists primarily of expenses incurred in facilitating the offering of common stock by certain of our stockholders in the second quarter of 2001. For the nine months ended September 30, 2000, other income was $5.3 million which includes a $3.6 million gain from a legal settlement related to the purchase of put options to sell marketable securities and a $1.9 million gain from the sale of real estate not used in operations.

                        LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading manufacturing facilities and capacity, to fund new product development and to provide additional working capital. Our primary source of funds has been cash flow from operations, reimbursement of costs related to the joint industry project to develop a subsea mudlift drilling system in which we are participating and proceeds from borrowings under our bank facilities.

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

OPERATING ACTIVITIES

     For the nine months ended September 30, 2001, cash provided by operating activities was $15.4 million due to improved operating results in both of our segments driven by higher revenues, compared to $13.2 million for the nine months ended September 30, 2000. Cash provided by operations in 2000 was the result of improved operating results partially offset by increased working capital requirements.

INVESTING ACTIVITIES

     Net cash used in investing activities for the nine months ended September 30, 2001 was $17.9 million which was attributable to capital spending. Of this, $11.3 million was for our premium connection segment primarily related to plant capacity expansion in North America, $5.8 million was for our pressure control segment to replace and upgrade equipment in our Houston plants, and $0.8 million was for general corporate purposes.

     Net cash used in investing activities during the first nine months of 2000 was $1.8 million which included $7.5 million in capital expenditures. Capital expenditures consisted of $5.7 million for premium connections related to North America plant capacity expansion, $1.1 million for pressure control and $.7 million for general corporate purposes. In May 2000, we settled through mediation, a dispute with a financial institution related to our purchase of put options on marketable securities. As a result of this settlement, we received, after expenses, approximately $3.6 million. In July 2000, we sold certain real property not used in our operations for proceeds of approximately $2.1 million, net of expenses from the sale.

CREDIT FACILITIES

     On September 25, 2001, Hydril amended its domestic $25 million revolving line of credit. The amendment, among other things, changes the credit facility from secured to unsecured. The credit line matures March 31, 2003. We may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the facility fluctuate depending on our leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At September 30, 2001, there were no outstanding borrowings under this facility.

     Additionally, on September 25, 2001, Hydril established a new unsecured foreign revolving line of credit for $10 million. This committed facility matures March 31, 2003. At our election, we may borrow, at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on our leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At September 30, 2001, there were no outstanding borrowings under this facility.

     The Company has one additional unsecured foreign credit facility of $4 million available for use in its international operations. At September 30, 2001, there were no outstanding borrowings under this uncommitted facility.

BACKLOG

     The pressure control capital equipment backlog was $54.5 million at September 30, 2001, $15.2 million at December 31, 2000 and $18.2 million at September 30, 2000. We include in this backlog orders for pressure control capital equipment and projects. Backlog of premium connections and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders. The increase in our backlog primarily reflects a $37 million order received during the first quarter of 2001 and an $11 million order received in the second quarter of 2001 for blowout prevention and control system equipment. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. We recognize the revenue and gross profit from pressure control long-term projects using the percentage of completion accounting method and revenues from the two recent project orders will be recorded in 2001, 2002 and 2003.

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

     In connection with the October 2000 offering, Hydril incurred $3.2 million in underwriting discounts and commissions, and $2.6 million in other related expenses. The net proceeds to Hydril from the offering, after deducting the foregoing expenses, were $39.6 million. Since the effective date of the offering, we have used $10.9 million of the proceeds for the initial costs to expand capacity at our premium connection facilities in the U.S and Canada, $2.2 million for the expansion of our advanced composite tubing production and development and commercialization of subsea mudlift drilling, and $4.3 million to upgrade machinery and equipment in our Houston pressure control plants. None of Hydril's proceeds from the offering have been or will be paid to directors, officers, affiliates of Hydril, or persons owning 10% or more of any class of Hydril's common stock.

PART II, ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

Exhibit No.

10.1 -- First Amendment to Second Amended and Restated Loan Agreement dated September 29, 2000 among Hydril Company and Bank One, Texas, N.A.

10.2 -- Second Amendment to Second Amended and Restated Loan Agreement dated September 25, 2001 among Hydril Company and Bank One, N.A.

Reports on Form 8-K:

     During the quarter ended September 30, 2001, no reports were filed on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HYDRIL COMPANY


Date:  November 8, 2001                  By: /s/  Michael C. Kearney
                                             -----------------------
                                             Michael C. Kearney
                                             Chief Financial Officer and Vice
                                             President-Administration
                                             (Authorized officer and principal
                                             accounting and financial officer)