Form 10-K
period 2001-12-31
HYDRIL CO
filed 2002-03-29
CIK 1116030

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-31579

                                 HYDRIL COMPANY
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                         95-2777268
         (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                          Identification No.)

       3300 NORTH SAM HOUSTON PARKWAY EAST                           77032-3411
                 HOUSTON, TEXAS                                      (Zip Code)
    (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (281) 449-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                    -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 2002: $312,868,194. The class B common stock is not publicly traded. For purposes of the foregoing determination, the value of each share of class B common stock was assumed to be equal to the value of a share of common stock.

     Number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002:

        Common stock outstanding:  14,383,009 shares

        Class B common stock outstanding:  7,966,404 shares

     Documents incorporated by reference: Portions of Part III hereof are incorporated by reference from the Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Stockholders Meeting to be held May 21, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 HYDRIL COMPANY

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                     INDEX

                                                                                  PAGE
                                                                                  ----
                                        PART I
Item 1.            Business....................................................     1
Item 2.            Properties..................................................    12
Item 3.            Legal Proceedings...........................................    12
Item 4.            Submission of Matters to a Vote of Security Holders.........    12
Item S-K 401(b)    Executive Officers of the Registrant........................    13

                                       PART II
Item 5.            Market for Registrant's Common Equity and Related               14
                   Stockholder Matters.........................................
Item 6.            Selected Financial Data.....................................    15
Item 7.            Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................    16
Item 7A            Quantitative and Qualitative Disclosures About Market
                   Risk........................................................    24
Item 8.            Financial Statements and Supplementary Data.................    26
Item 9.            Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................    50

                                       PART III
Item 10.           Directors and Executive Officers of the Registrant..........    50
Item 11.           Executive Compensation......................................    50
Item 12.           Security Ownership of Certain Beneficial Owners and
                   Management..................................................    50
Item 13.           Certain Relationships and Related Transactions..............    50

                                       PART IV
Item 14.           Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K....................................................    50
Signatures         ............................................................    55

     The annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties include the impact of oil and gas prices and worldwide economic conditions on drilling activity and the demand for and pricing of Hydril's products and Hydril's assumptions relating thereto. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipated," "believes," "estimated," "potential," or the negative of these terms or other comparable terminology.

     These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                     PART I

ITEM 1 -- BUSINESS

     Hydril Company is engaged worldwide in engineering, manufacturing and marketing premium connection and pressure control products used for oil and gas drilling and production. Our premium connections are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deep-formation, deepwater and horizontal wells. Our pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance of oil and gas wells in the same environments. We also provide aftermarket replacement parts, repair and field services for our installed base of pressure control equipment. These products and services are required on a recurring basis because of the impact on original equipment of the extreme conditions in which pressure control products are used.

     Hydril Company was founded in 1933 and reincorporated under the laws of the state of Delaware in 1972. In October 2000, we completed an initial public offering. Our common stock is traded on the Nasdaq National Market under the symbol "HYDL".

OVERVIEW OF OUR INDUSTRY

     Demand for oilfield products, such as premium connection and pressure control equipment, is cyclical in nature and depends substantially on the condition of the oil and gas industry and our customers willingness to invest capital on the exploration and development of oil and gas. The level of these capital expenditures is highly sensitive to existing oil and gas prices as well as the oil and gas industry's view of such prices in the future. Increasing commodity prices generally result in increased oil and gas exploration and production, which translates into greater demand for oilfield products and services. Conversely, falling commodity prices generally result in reduced demand for oilfield products and services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in oil and gas prices.

     Drilling activity was depressed in 1999 due to a reduction of capital expenditures by oil and gas operators in response to a 1998 collapse in oil prices. Oil prices began to recover in the second quarter of 1999 primarily because OPEC stabilized oil prices through voluntary production limits, which resulted in reduced oil inventories worldwide. During 1999, oil prices continued their upward trend and stabilized early in 2000. Oil prices averaged 58% higher in 2000 compared to 1999. This upward trend during 1999 and 2000 led to an increase in drilling activity and the use of our products.

     Natural gas prices, which affect drilling activities primarily in North America, strengthened considerably during the 1999 through 2000 period. Average natural gas prices rose 88% in 2000 compared to the average prices in 1999, and peaked late in 2000 as a result of low levels of natural gas storage in the United States. In response to these higher prices, exploration and production companies increased their drilling budgets for natural gas in 2000 and 2001. These budget increases resulted in higher rig counts drilling for natural gas, primarily in the Gulf of Mexico, which consume our products.

     During 2001, the price of natural gas began to fall due to the return of higher levels of natural gas storage levels in the United States. Natural gas prices in the second half of 2001 averaged 53% lower than in the first half of 2001. As a result, demand for our products in North America began to fall during the fourth quarter of 2001. Additionally, in the second half of 2001, oil prices began to decline. Fourth quarter 2001 average oil prices were 35% below prices for the fourth quarter of 2000. This decline led to a reduction of drilling activity in the United States and Canada and a resulting drop in demand for our products.

     In recent years, the focus of drilling activity has been shifting towards the less-explored deeper geological formations and deepwater locations which offer potentially prolific reserves. Operators have also increasingly relied on advanced drilling technologies such as horizontal drilling to improve production and recovery rates of oil and gas reservoirs. Demand for premium connection and pressure control products is favorably impacted by these changing depth and drilling trends. We believe that the level of drilling activity in the harsh environments that require these products will continue to grow as oil and gas operators increasingly target deeper geological formations, shift their exploration offshore and apply horizontal drilling techniques.

MARKET FOR PREMIUM CONNECTIONS

     Premium connections join sections of well casing, production tubing and drill pipe used in various stages of drilling and production. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling to a target depth greater than 15,000 feet and rigs drilling in water depths greater than 1,500 feet. The majority of such wells have been drilled in North America. These depths require substantially more premium connections than shallower wells. The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States and the average deepwater (greater than 1,500 feet of water depth) rig count for the Gulf of Mexico for each of the years 1997 through 2001:

UNITED STATES AVERAGE RIG COUNT              GULF OF MEXICO AVERAGE RIG COUNT
OVER 15,000 FT(1)                                    OVER 1,500 FT(2)
-------------------------------              --------------------------------
                                   NUMBER                                       NUMBER
YEAR                               OF RIGS                                      OF RIGS
----                               -------                                      -------
1997.............................    138     ..............................       17
1998.............................    119     ..............................       23
1999.............................     92     ..............................       20
2000.............................    121     ..............................       23
2001.............................    161     ..............................       30

---------------

(1) Source: We calculated the average rig count using weekly data published by Smith International

(2) Source: We calculated the average rig count using monthly data provided by ODS-Petrodata Group

     Internationally, the total rig count is a relevant indicator of the premium connections market. The following table shows the average rig counts internationally for land and offshore combined for each of the years 1997 through 2001:

                                 INTERNATIONAL
                              AVERAGE RIG COUNT(1)
                              --------------------
                                                           NUMBER
YEAR                                                       OF RIGS
----                                                       -------
1997.....................................................    809
1998.....................................................    754
1999.....................................................    588
2000.....................................................    652
2001.....................................................    745

---------------

(1) Source: We calculated the average rig counts using monthly data published by Baker Hughes International. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.

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

     Demand for pressure control capital equipment depends on the level of construction of new offshore drilling rigs and the replacement and upgrading of equipment for existing offshore drilling rigs. The rig equipment market experienced strong growth in the most recent offshore rig construction up cycle, which peaked in 1998, driven by an upturn in drilling rig utilization. However, the level of new rig construction and demand for capital equipment declined during the 1999 through 2001 time period, but demand for replacement parts and equipment has been less volatile.

     As a result of the high level of wear and tear during operation, pressure control equipment requires frequent maintenance and repair (including replacement parts), and technical support services. Demand for these parts and services are primarily affected by the level of worldwide offshore drilling activity. The following table shows the average worldwide offshore rig count for each of the years 1997 through 2001:

                               WORLDWIDE OFFSHORE
                              AVERAGE RIG COUNT(1)
                              --------------------
                                                           NUMBER
YEAR                                                       OF RIGS
----                                                       -------
1997.....................................................    377
1998.....................................................    377
1999.....................................................    291
2000.....................................................    331
2001.....................................................    378

---------------

(1) Source: We calculated the average rig count using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada.

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

     To meet customer needs, we provide a full line of premium connection products and accessories, including connections for pipe of nonstandard size or weight. Our various premium connection products exhibit various high performance characteristics, such as:

     - Tension resistance. Our premium integral thread designs have high tension strength, which supports the weight of numerous sections of pipe strung together in deep wells.

     - Torque capability. Our premium thread connection, in particular our proprietary Wedge Thread(TM) connection, is designed to have torque capability that approaches pipe body strength in casing applications and surpasses it in most drill pipe and tubing applications. This design prevents connection damage due to overtorque, facilitates easier assembly and disassembly and reduces wear and tear from recurring service to the pipe.

     - Compression and bending flexibility. Our premium threads are designed to permit greater compression and bending of pipe strings than standard connections, which is particularly important in horizontal and extended-reach wells.

     - Clearance. Our integral connections are machined directly onto the pipe, forming a smooth connection with little or no increase in diameter of the pipe. Coupled connections, on the other hand, use a bulkier third pipe, or coupling, to make a connection, resulting in less clearance inside the well. This integral quality is particularly important in deep drilling where well diameters become increasingly narrow because multiple strings of casing, production tubing, or drill pipe are utilized in one well.

     - Pressure tight sealing. Our metal-to-metal pressure tight sealing is designed to prevent both gas and fluid leakage, a critical factor in the case of extreme pressure and environmentally sensitive drilling.

     - Corrosion resistance. Our unique manufacturing processes and designs reduce the propensity for galling, especially when applied to corrosion resistant materials, and extend the useful life of the connections and drill string. Our corrosion barrier ring, when used on plastic coated tubing connections, provides the entire tubing string with continuous internal protection from corrosive well bore fluids and also extends the useful life of the connections and tubing string.

     - Uniformity and compatibility. Our connections are manufactured worldwide with the same design, high tolerance specifications, and centrally manufactured tools and gauges, which enhances product uniformity and compatibility.

     We offer our customers technical services related to casing and tubing string design. Computer well design software is utilized in the design and specification of the tubulars and the thread connections. In addition, we offer highly-trained field service technicians to assist our customers worldwide. We have 26 licensed repair facilities worldwide to support our premium connection business. Additionally, during 2000 and 2001, we completed a 50% capacity expansion of our premium connection manufacturing facility in Nisku, Canada and increased capacity in the United States by 30%.

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

     Our pressure control products include blowout preventers, diverters, subsea control systems, drill stem valves, production chokes, pulsation dampeners and a variety of specialized elastomer products. We also provide integrated subsea control systems, which typically include a series of blowout preventers stacked on top of one another, along with other types of valves, and diverters. In addition, we provide replacement parts, repair and field services to maintain our installed base of products.

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

     We manufacture two types of blowout preventers:

     - Annular blowout preventers, which we invented more than 65 years ago, seal the well by hydraulically closing a large rubber collar around the drill pipe or against itself if nothing is in the well.

     - Ram blowout preventers seal the well by hydraulically driving metal rams against each other across the top of the well; our ram blowout preventers feature a new compact version that is designed for both rig upgrades and new builds where space is limited.

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

     Integrated Systems. Our subsea systems integrate blowout preventers and other pressure control products with control systems, usually for use in deep, high-pressure wells drilled offshore. Our control systems, also know as multiplex or MUX systems, use advanced software, micro-electronics and materials technology and are capable of operating in water depths up to 10,000 feet. These MUX systems can be sold either as part of our integrated system or sold separately to integrate with the customer's existing blowout prevention equipment.

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

     We provide aftermarket services at our 6 domestic and 10 international locations, and through 20 other authorized repair facilities.

OUR EMPHASIS ON RESEARCH AND DEVELOPMENT

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

     Our current research and development efforts are primarily focused on improvements in threaded connections, enhancements to our blowout prevention equipment, and products for use in conjunction with subsea mudlift drilling. As of December 31, 2001, we employed 41 persons on our engineering and design staffs, including mechanical, electrical and software engineers, who were principally engaged in product development and engineering research and development.

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

     Subsea Mudlift Drilling. In October 2001, the subsea mudlift drilling project successfully completed its final phase by drilling a test well in the Gulf of Mexico. This joint industry project was formed in 1996 and included seven participating companies: BP, ChevronTexaco, Conoco, Diamond Offshore, GlobalSantaFe, Schlumberger, and Hydril. Conoco was the project leader and we were the technical leader, designer and equipment manufacturer for this joint industry project. The project has developed a system of equipment and drilling procedures which we believe will facilitate the exploration and development of oil and gas reserves in certain geologic formations found in ultra-deep water in excess of 5,000 feet. Available floating rigs and conventional drilling equipment cannot efficiently tap the potentially prolific reservoirs found in ultra-deep waters. A potential solution to this problem is to have critical components of the drilling mud recirculation system reside on the sea floor and pump the drilling mud back to the surface from the sea floor. Subsea mudlift drilling reduces the number of casing strings needed, increases well diameter and production rates, and facilitates more demanding completions such as horizontal wells. Additionally, subsea mudlift drilling enables better control of well pressure, resulting in fewer pressure surges and fewer problems with the circulation of drilling mud. The joint industry project team has completed its work and Hydril is now in the process of refining the design of the equipment and pursuing commercialization of this technology. We have exclusive production rights to the technology for this application for the life of the intellectual property. We contributed approximately $2.0 million of the $49.0 million expended for the joint industry project. Hydril will be solely responsible for its future expenditures in connection with its efforts to commercialize the equipment. There are other groups of companies in our industry that are also developing competing technologies for ultra-deepwater drilling.

     Advanced Composite Tubing. At the end of 1999, we introduced an advanced composite tubing product as a cost-effective alternative to steel pipe used in flowlines. Our advanced composite tubing is lightweight, flexible, resistant to corrosion and fatigue, and can be produced in spoolable lengths up to several thousand feet. Because it can be produced in such extensive lengths, advanced composite tubing reduces the number of connections needed and is therefore easier to install and is less expensive than other alternatives. Advanced composite tubing is being marketed for use in transporting oil and gas from the wellhead to storage facilities. We plan to make additional diameter sizes and pressure ratings available within this product line and are currently seeking other commercial applications for this product. During 2000, we began the initial commercial production and shipments of advanced composite tubing. Companies with greater financial and marketing resources than us have already developed and are selling proprietary tubing similar to our advanced composite tubing. During 2001, we were in the process of making certain refinements to the products and developing marketing strategies.

OUR CUSTOMERS AND DISTRIBUTION

     The end-users for our products are primarily major and independent, domestic and international oil and gas companies, as well as drilling contractors. During 2001, we sold products and services to approximately 1,200 customers, none of which accounted for more than 10% of our consolidated revenues.

     There has been substantial consolidation in the last few years among both oil and gas operators and drilling contractors, and additional consolidation is probable. This consolidation results in fewer end-users for our products. In addition, merger activity among both major and independent oil and gas companies also affects exploration, development and production activity, as only the more promising exploration and development projects from each merged entity are likely to be pursued. The loss of end-users or a reduction in exploration and development budgets as a result of industry consolidation or other reasons could adversely affect demand for our products and services and reduce our revenues.

     Premium Connection Products. In the United States and Canada, we sell our premium connection products primarily to steel pipe distributors who purchase the tubulars from steel mills and contract with us to apply the premium connection to the tubular goods. Due to the use of distributors, we do not own the pipe we thread and do not maintain an inventory of threaded or unthreaded tubulars. However, we market our premium connection products to the end-users, primarily oil and gas operators, because it is the end-users who request their distributors to have our premium connection applied to the pipe.

     In 2001, our eight distributors accounted for 71% of our premium connection sales in the United States and Canada. In the United States, there has been significant consolidation of tubular distributors, resulting in fewer distribution alternatives for our products. If methods of distribution change, many of our competitors may be better positioned to take advantage of those changes than we are.

     Outside of the United States and Canada, we primarily sell our premium connections directly to oil and gas operators. In these markets, we thread tubulars owned by customers, as well as purchase tubulars for threading and resale. Our premium connection products are sold for use in more than 50 countries by our United States customers operating abroad and by international customers.

     In 2001, our two largest premium connection customers worldwide (both being distributors), each accounted for 13% of segment sales. Additionally, in 2001 our ten largest premium connection customers accounted for 63% of total segment sales.

     Our premium connection sales staff is managed from Houston, Texas and is located in 19 offices in the United States, Canada, Indonesia, Singapore, Mexico, Nigeria, Eastern Europe, Venezuela, and the United Kingdom. We use manufacturer representatives in 43 countries worldwide.

     Pressure Control Products. Pressure control products are sold both domestically and internationally primarily to drilling contractors, although we market some of our pressure control products to operators. Certain lines of our pressure control equipment are also sold to rig manufacturers and integrators of equipment. Aftermarket replacement parts, repair and field services are provided to both drilling contractors and companies that rent pressure control equipment. In 2001, our two largest pressure control customers accounted for 13% and 12% of segment sales. Our ten largest customers in our pressure control segment in 2001 accounted for 56% of segment sales.

     We market our pressure control products through our direct sales force, distributors and authorized representatives. Our pressure control products are sold for use in more than 50 countries. Our pressure control sales staff is managed from Houston and is located in 17 offices in the United States, Canada, Mexico, Nigeria, Singapore the United Kingdom and Venezuela. We use manufacturer representatives in 43 countries worldwide.

OUR COMPETITORS

     Our products are sold in highly competitive markets. Many of our major competitors are diversified multinational companies, and are larger and have substantially greater financial resources, larger operating staffs and greater budgets for marketing and research and development than us.

     Premium Connection Products. In the premium connection market, domestically we compete primarily with the Atlas Bradford product line of the Engineered Connections segment of Grant Prideco and to a lesser extent with the Hunting Interlock product line of Hunting PLC, the VAM product line joint venture of Vallourec & Mannesmann and Sumitomo Metals and steel mills and numerous other independent threaders. Internationally, we also compete with some of our domestic competitors and with Tenaris, a marketing group which includes Dalmine, Siderca, NKKTubes, TAVSA and TAMSA steel mills, which is licensed to produce and sell the Atlas Bradford product line internationally. In addition, we compete internationally with Vallourec & Mannesmann, Sumitomo Metals and Kawasaki Steel, each of which is vertically integrated through the ownership of steel mills. Integrated steel mills can apply threaded connections to tubulars they produce, which gives these competitors supply and pricing advantages over companies such as ours, which apply threaded connections to tubulars produced by others. Other steel producers who do not currently manufacture premium connections may begin doing so in the future. If domestic or other foreign steel mills begin providing premium threaded tubular goods directly to distributors or end-users, they would have a competitive advantage over us.

     We believe we are one of the largest providers of premium connections to the oil and gas industry both in the United States and worldwide. The principal competitive factors in the premium connections market are product design and engineering, product quality and reliability, price, product uniformity and compatibility, and the ability to provide timely field service and repair.

     High levels of imports of tubulars would reduce the volume sold by domestic producers and tend to reduce selling prices, both of which could have an adverse impact on our business. Moreover, foreign producers of premium connections sometimes sell their products in the United States market at prices below cost (which is referred to as dumping). If not constrained by antidumping duty orders and counterveiling duty orders, which impose duties on imported tubulars to offset dumping and subsidies provided by foreign governments, this practice allows foreign producers to capture sales and market share from domestic producers. Duty orders normally reduce the level of imported goods and result in higher prices in the United States market. Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party.

     In addition, antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Antidumping duty orders currently cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a counterveiling duty order currently covers imports from Italy. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside of the United States.

     Pressure Control Products. We have three primary competitors in the pressure control market, the Cameron segment of Cooper Cameron, the Drilling Equipment Sales segment of Varco International, and the Petroleum Equipment segment of Stewart & Stevenson Services. There are also more than ten smaller competitors. We believe that we are the largest manufacturer of annular blowout preventers worldwide and a leading provider of subsea pressure control equipment. We believe the principal competitive factors in the pressure control products market are product quality and reliability, product design and engineering, price, and the ability to provide timely service and replacement parts.

OUR EMPLOYEES

     As of December 31, 2001, we had a total of approximately 1,500 full-time and full-time equivalent employees. Approximately 510 of those employees were employed by our international subsidiaries and are located outside the United States. Subsequent to year-end, we reduced our premium connection workforce at our manufacturing facilities in the United States. At January 31, 2002, we had a total of approximately 1,400 full-time and full-time equivalent employees.

     We are a party to two collective bargaining agreements, which applies to approximately 67 employees located in Veracruz, Mexico and approximately 50 employees in Port Harcourt and Warri, Nigeria. These agreements are subject to annual review. We believe our relations with our employees are good.

INSURANCE

     Our operations are subject to the risks inherent in manufacturing products and providing services to the oil and gas exploration and production industry. These risks include personal injury and loss of life, business interruptions, loss of production and property and equipment damage. Damages arising from an occurrence at a location where our products are used, have in the past and may in the future result in the assertion of potentially large claims against us.

     We maintain comprehensive insurance covering our assets and operations, including product liability and workers' compensation insurance, at levels that we believe to be appropriate. We attempt to obtain agreements from our customers providing for indemnification against liability to others. Our insurance is subject to deductibles and in some cases only applies to losses in excess of significant amounts. In such cases, we bear the risk of loss for claims below these deductibles or amounts. We cannot assure you that our insurance coverage will be adequate in all circumstances or against all hazards nor can we assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

REGULATION

     Our business is affected by changes in public policy, federal, state and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect our operations by limiting available drilling and other opportunities in the oil and gas exploration and production industry.

     Our United States and foreign operations are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Many of our operations, including painting operations at certain locations, require permits that may be revoked or modified, that we are required to renew from time to time. Failure to comply with such laws, regulations or permits can result in substantial fines and criminal sanctions, or require us to purchase costly pollution control equipment or implement operational changes or improvements.

     Because we use hazardous substances in our manufacturing operations, we may be responsible for remediating hazardous substances at our properties or at third party sites to which we sent waste for disposal. In addition, we currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for industrial purposes, including manufacturing. While we believe that we are currently utilizing operating and disposal practices that are in substantial compliance with applicable environmental laws and regulations, historical operating and disposal practices that were standard in the past may have resulted in the disposal or release of wastes on or under the properties we owned or leased, or on or under other locations where such wastes have been taken for disposal. These properties and wastes may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or Superfund, the Resource Conservation and Recovery Act and analogous state laws. Under these laws, we may be required to remove previously disposed wastes and to remediate property contamination or to perform remedial operations to prevent future contamination.

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

     We have been identified as a potentially responsible party at one CERCLA site, the Operating Industries, Inc. Landfill Superfund site in California, to which we formerly sent waste oils and other materials for disposal. Our agreed upon share of the total cleanup costs is approximately $303,000, which we expect to disburse during 2002. We have adequate reserves for this obligation and it will not have a material adverse effect on our financial condition or results of operation. We have also been identified as a potentially responsible party under analogous state law with respect to a waste disposal site near Houston, Texas. Based on (1) the number of other potentially responsible parties, the total estimated site cleanup costs and our estimated share of such costs, including the possibility that our share of wastes may be viewed as de minimis by the EPA, state agencies and other potentially responsible parties, and (2) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, we do not expect this matter to have a material adverse effect on our financial condition or results of operation. We also have in the past been identified as a potentially responsible party at other CERCLA or state cleanup sites. In each case, we have resolved our liability without incurring material costs.

     Although we believe that we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future. Moreover, it is possible that implementation of stricter environmental laws, regulations and enforcement policies could result in additional, currently unquantifiable costs or liabilities to us.

INTERNATIONAL MATTERS

     In 2001, approximately 57% of our total revenues were derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 32% of our revenues were derived from products which were produced outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include political instability and civil disturbances, war, nationalization, expropriation, and nullification of contracts, changes in regulations and labor practices, changes in currency exchange rates and potential devaluations, changes in currency restrictions which could limit the repatriations of profits, restrictive actions by local governments and changes in foreign tax laws.

ITEM 2 -- PROPERTIES

     The following table details our principal facilities, all of which we own, except as indicated below.

                                        APPROXIMATE
                                          SQUARE
LOCATION                                  FOOTAGE                  DESCRIPTION
--------                                -----------                -----------
UNITED STATES
Houston, Texas........................    281,000     Pressure control products
                                                      manufacturing; principal executive
                                                        offices
Houston, Texas........................    100,000     Premium connection manufacturing
Houston, Texas........................    100,000     Pressure control elastomer products
                                                        manufacturing
Houston, Texas........................     59,000     Advanced composite tubing
                                                      manufacturing
Bakersfield, California (leased)......      8,000     Premium connection manufacturing;
                                                        warehouses pressure control
                                                        replacement parts
Westwego, Louisiana...................     40,000     Premium connection manufacturing
INTERNATIONAL
Nisku, Alberta, Canada (leased).......     48,000     Premium connection manufacturing
Batam, Indonesia (Land is leased).....     30,000     Premium connection manufacturing
Veracruz, Mexico......................    100,000     Premium connection manufacturing
Veracruz, Mexico (leased).............     25,000     Thread protector manufacturing for
                                                      premium connections
Port Harcourt, Nigeria (leased).......     10,000     Repair and service of premium
                                                      connections
Warri, Nigeria........................     20,000     Repair and service of premium
                                                      connections
Aberdeen, Scotland....................     20,000     Premium connection manufacturing;
                                                        warehouses pressure control
                                                        replacement parts

     We have 23 sales and service offices worldwide in Alaska, California, Louisiana, Texas, Wyoming, Canada, Indonesia, Mexico, Nigeria, Singapore, Venezuela and the United Kingdom. Most of these offices provide service personnel to support rig operators. All of these offices are under lease, with leases ranging in duration from one month to two years. Our subsea mudlift drilling development and commercialization group is located in a separate leased facility in Houston, Texas. We also have approximately 118 acres of undeveloped land surrounding some of the properties listed above and 72 acres of additional undeveloped land.

ITEM 3 -- LEGAL PROCEEDINGS

     We are involved in legal proceedings arising in the ordinary course of business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote by stockholders during the quarter ended December 31, 2001.

ITEM S-K 401(B) -- EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information regarding our executive officers as of December 31, 2001.

NAME                                       AGE                  POSITION(S)
----                                       ---                  -----------
Richard C. Seaver........................  79    Chairman of the Board
Christopher T. Seaver....................  53    President, Chief Executive Officer and
                                                 Director
Charles E. Jones.........................  42    Vice President--Pressure Control
Neil G. Russell..........................  56    Vice President--Premium Connection
Michael C. Kearney.......................  52    Chief Financial Officer and Vice
                                                 President--Administration

     Richard C. Seaver is our Chairman of the Board, a position he has held since 1992. Previously, Mr. Seaver has served as a director since 1964, as President from 1964 to 1986, and as Secretary and General Counsel from 1957 to 1964.

     Christopher T. Seaver is our President and Chief Executive Officer and a director. He has served as President since June 1993 and as Chief Executive Officer and as a director since February 1997. Mr. Seaver joined Hydril in 1985 and served as Executive Vice President in charge of Hydril's premium connection and pressure control businesses from 1991 until May 1993. He is a director and the secretary of the Petroleum Equipment Suppliers Association and a director and a member of the executive committee of the National Ocean Industries Association. Prior to joining Hydril, Mr. Seaver was a corporate and securities attorney for Paul, Hastings, Janofsky & Walker, and was a Foreign Service Officer in the U.S. Department of State, with postings in Kinshasa, Congo and Bogota, Colombia.

     Charles E. Jones is Vice President of our Pressure Control segment, a position he was appointed to in November 2001. Previously, he served as our Managing Director--Pressure Control beginning in March 1998. From March 1996 to March 1998, Mr. Jones served as Director of Subsea Business for Cooper Cameron Corporation, a provider of oil and gas drilling equipment. Mr. Jones served as Engineering Manager for Subsea Offshore, formerly Dresser Industries, a manufacturer of oil and gas drilling equipment from April 1995 to March 1996. Prior to holding these positions, Mr. Jones had 11 years of service with us.

     Neil G. Russell is Vice President of our Premium Connection segment, a position he was appointed to in November 2001. Previously, he was Managing Director--Eastern Hemisphere Premium Connection, beginning in March 1995. Overall, Mr. Russell has had 23 years of service with our company, in which he has held various management positions in our premium connection and pressure control businesses with assignments in Singapore, Switzerland, the United Kingdom and the United States.

     Michael C. Kearney is our Chief Financial Officer and Vice
President--Administration, positions he has held since August 1998. Prior to joining our company, Mr. Kearney was a consultant with Kearney Associates, an independent financial consulting firm, from September 1996 to August 1998.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol "HYDL" since September 27, 2000. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market for 2001 and the third and fourth quarter of 2000.

                                                    HIGH     LOW
                                                   ------   ------
2001
First Quarter....................................  $25.94   $16.00
Second Quarter...................................   33.20    20.59
Third Quarter....................................   25.00    12.89
Fourth Quarter...................................   22.86    13.68
2000
Third Quarter (beginning September 27, 2000).....  $23.50   $19.00
Fourth Quarter...................................   22.88    13.75

     As of December 31, 2001, there were nine holders of record of our common stock and the closing sales price per share of our common stock as reported by the Nasdaq National Market was $17.63. Based on inquiries made in connection with preparations for our 2002 Annual Meeting of Stockholders, Hydril estimates that there are at least 2,300 beneficial holders of our common stock. Additionally, there were 44 holders of record of our class B common stock as of December 31, 2001.

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

     Since completing the offering, we have used $16.3 million of the proceeds for the initial costs to expand capacity at our premium connection facilities in the United States and Canada, $7.2 million to upgrade machinery and equipment in our Houston pressure control plants and $2.6 million for the expansion of our advanced composite tubing production and development and commercialization of our subsea mudlift drilling technology. The balance of the proceeds to Hydril ($13.5 million at December 31, 2001) is invested in various high-grade securities and money market accounts and will be used to complete approved capital expenditures that are currently in progress to expand our capacity to produce premium connections, upgrade machine tools that we use in the manufacturing of our pressure control products and commercialize our subsea mudlift drilling technology.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial data of Hydril should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                       YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------
                                       2001          2000         1999        1998          1997
                                     --------      --------     --------    --------      --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenues:
  Premium connection...............  $138,887      $ 94,983     $ 75,362    $116,256      $111,472
  Pressure control.................   100,674        85,039       84,063     122,956       106,635
                                     --------      --------     --------    --------      --------
           Total revenues..........   239,561       180,022      159,425     239,212       218,107
Gross profit.......................    84,217        56,220       25,655      30,404        27,427
Selling, general and administration
  expenses.........................    41,887        34,802       33,404      41,048        32,945
Gain on sale of manufacturing
  facility(1)......................        --            --           --          --         4,520
                                     --------      --------     --------    --------      --------
Operating income (loss)(2).........    42,330        21,418       (7,749)    (10,644)         (998)
Interest expense...................     4,403         4,963        5,528       4,347         1,720
Interest income....................     2,874         2,320        1,314         855           857
Other income (expense).............    (1,082)(6)     5,433(5)       997      (7,834)(4)    20,682(3)
Net income (loss)..................  $ 25,619      $ 15,614     $ (7,237)   $(14,500)     $ 12,320
Income (loss) per share(7):
  Basic............................  $   1.15      $   0.78     $  (0.37)   $  (0.75)     $   0.64
  Diluted..........................  $   1.13      $   0.76     $  (0.37)   $  (0.75)     $   0.64
Weighted average shares
  outstanding(7):
  Basic............................    22,211        20,023       19,379      19,384        19,385
  Diluted..........................    22,575        20,557       19,379      19,384        19,385
OTHER DATA:
Capital expenditures...............  $ 29,525      $ 13,575     $  8,790    $ 15,767      $ 28,444
Depreciation.......................     9,207         8,579        7,851       6,324         5,259
EBITDA(8)..........................    50,455        35,430        1,099     (12,154)       24,943
BALANCE SHEET DATA:
Working capital....................  $130,728      $116,911     $ 81,378    $ 97,227      $ 89,078
Property, net......................   100,038        79,070       74,579      73,861        64,418
Total assets.......................   292,171       254,646      211,808     259,076       248,808
Long-term debt and capital leases,
  excluding current portion........    60,000        60,286       73,039      76,244        27,028
Other long-term liabilities........    15,575        15,549       18,011      18,137        15,535
Total stockholders' equity.........   160,185       131,729       76,446      83,683       100,710

---------------

(1) We sold our Singapore manufacturing facility for $6.2 million in cash in 1997, resulting in a pre-tax gain of approximately $4.5 million.

(2) Results of operations include $26.5 million of operating losses in 1997, $27.5 million of operating losses in 1998, $3.7 million of operating losses in 1999, and $1.5 million of operating losses in 2000, under fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. Our 1999 results of operations also include a $10.5 million pre-tax charge to replace some of our blowout preventer equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Other income for 1997 was comprised primarily of a gain on the sale of our interest in XLS Holding, Inc. We obtained a 50% interest in XLS Holding, Inc. in 1994 as a result of our settlement of litigation with

    XL Systems, Inc. and in consideration for our licensing to XL Systems of several of our patented thread connections. Our interest in XLS Holding was accounted for using the equity method. In 1997, we sold our 50% interest in XLS Holding to Weatherford International in exchange for Weatherford stock and recorded a pre-tax gain of $18.5 million.

(4) For 1998, other expense included a pre-tax $6.1 million permanent decline in the fair market value of the Weatherford stock obtained in 1997 and held for sale, and pre-tax $2.8 million for the cost of put options to sell the stock.

(5) Other income for 2000 includes a pre-tax gain of $3.6 million for the settlement of a dispute with a financial institution from which Hydril purchased put options to sell Weatherford stock in 1998 and a pre-tax gain of $1.9 million from the sale of real estate not used in operations.

(6) Includes $570,000 in expenses incurred in facilitating the offering of common stock by certain of the Company's stockholders during the second quarter of 2001 pursuant to a registration rights agreement.

(7) Share and per share data have been retroactively restated to reflect the reclassification of pre-offering shares of common stock into shares of class B common stock and the dividend of five shares of class B common stock for each share of class B common stock, both of which occurred on September 25, 2000.

(8) EBITDA consists of net income (loss) before interest expense, provision (benefit) for income taxes and depreciation, less interest income. EBITDA is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Hydril's historical results of operations and financial condition should be read in conjunction with Hydril's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

OVERVIEW

     We are engaged worldwide in engineering, manufacturing and marketing premium connections and pressure control products used for oil and gas drilling and production. Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and our customers willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices, which have historically been characterized by significant volatility. Oil and gas prices are affected by numerous factors, including the level of worldwide oil and gas exploration and production activity, and worldwide supply and demand for energy, which is affected by worldwide economic conditions. Additional factors include the policies of the Organization of Petroleum Exporting Countries, or OPEC, the cost of producing oil and gas, environmental regulation, tax policies and policies of national governments, interest rates, technological advances affecting energy consumption, and the cost of capital.

     Our premium connection products are marketed primarily to oil and gas operators. Sales of premium connection products are driven by the level of worldwide drilling activity, in particular the number of rigs drilling over 15,000 feet and the number of rigs drilling in water depths greater than 1,500 feet. We sell our pressure control products primarily to drilling contractors. Drilling contractors purchase pressure control capital equipment products and aftermarket replacement parts for use in oil and gas drilling and production. The main factors that affect sales of capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our aftermarket replacement parts, repair and field services is driven primarily by the level of worldwide offshore drilling activity.

     Beginning in late 1996, stabilization of oil and gas prices fueled increased drilling activity, the construction of new drilling rigs and the upgrade of many existing drilling rigs. During this period of increasing activity, we expanded our premium connection production capacity and refurbished machine tools used in many of our premium connection plants. From 1997 to mid-1999, we spent $18.1 million to construct new premium connection manufacturing facilities in Indonesia and Mexico, and to expand and upgrade an existing premium connection manufacturing facility in Houston, Texas that had been idle since 1986. Additionally, we implemented an enterprise resource planning information system in 1998 at a cost of $6.1 million.

     During the period beginning in 1996 and through 1999, we entered into long-term, fixed-price contracts to manufacture and deliver pressure control equipment and subsea control systems for pressure control equipment. We incurred operating losses, including late delivery penalties, of $26.5 million in 1997, $27.5 million in 1998, $3.7 million in 1999, and $1.5 million in 2000 relating to these fixed-price contracts. These contracts did not allow us to recoup all of our expenses from the design, development and production of these control systems which had no prior prototypes. As of December 31, 2000, all of the subsea control systems and all of the pressure control equipment under these fixed price contracts had been shipped. We did not incur any operating losses in 2001 and do not expect to incur any additional operating losses in connection with these fixed price contracts.

     In the second half of 1998, the price of oil began to fall and reached levels as low as $10.78 per barrel for West Texas Intermediate crude compared to over $25.00 per barrel in early 1997. The downturn in oil prices led our customers to substantially curtail their drilling and exploration activity, as well as the construction and refurbishment of drilling rigs, during the second half of 1998 through 1999. The rig count in the United States and Canada, as measured by Baker Hughes, fell from 1,481 rigs in February 1998 to a low of 558 rigs in April 1999. The rig count outside of the United States and Canada fell from 819 rigs in January 1998 to a low of 556 rigs in August 1999. This resulted in substantially lower purchases of premium connections and pressure control equipment. In response to this lower demand for our products and services, during 1999 we reduced our workforce in the United States by approximately 325 employees, or 20% of our total work force.

     From mid-1999 to mid-2000, the price of oil increased significantly due to OPEC member countries reducing production and recovering worldwide demand for oil. In addition, gas prices increased significantly during this period and peaked in late 2000 as a result of low levels of gas storage in the United States. These higher prices triggered a substantial increase in the number of rigs drilling for oil and gas in the United States and Canada. The United States average monthly rig count for 2000 was 916 rigs, as measured by Baker Hughes, a 51% increase over the average monthly rig count for 1999 of 608 rigs. The average monthly Canadian rig count for 2000 was 344, an increase of 40% over the average monthly Canadian count of 246 rigs for 1999. Rig counts continued to improve during the first half of 2001 with the United States rig count peaking at 1,293 in July of 2001. These improvements in market fundamentals stimulated an increase in the demand for our products in the United States and Canada, in particular premium connection products and pressure control aftermarket replacement parts. In response to this increase in demand, we completed a 50% expansion of our premium connection capacity at our plant in Nisku, Canada in January 2001, and increased capacity in the United States by 30% during 2000 and 2001.

     However, beginning mid-2001, commodity prices started to fall, particularly natural gas prices, which fell sharply. The decline in commodity prices led to a decline in drilling in North America, in particular in the number of rigs drilling in deep formations for natural gas in North America. The rig counts in the United States and Canada combined, as measured by Baker Hughes, fell from 1,631 in July 2001 to 1,085 in December 2001, a 33% decrease. At the end of February 2002, the United States rig count declined 12% to 782 from 887 at the end of 2001. This decrease included a reduction in the number of rigs drilling over 15,000 feet and the number of rigs in water depths greater than 1,500 feet. As a result, in the fourth quarter of 2001 we began to experience a decline in demand for premium connections and late in that quarter, a significant decrease in plant utilization in the United States. Accordingly, we reduced our premium connection workforce at our manufacturing facilities in the United States by approximately 30% in January 2002.

     Internationally, our premium connection business has not been impacted by the decline in rig counts experienced in North America during 2001. Our international business generally has longer lead times than our North America business, typically four to six months. The average monthly rig count outside of the United States and Canada for 2001 was 745, compared to 652 for 2000, an increase of 14%. The 2000 rig count was up 11% compared to 1999. At the end of February 2002, the international rig count was at 716.

     Demand in the industry for new pressure control capital equipment was not as strong during 2000 and 2001 compared to demand for premium connections and aftermarket replacement parts, due to the low level of rig construction and refurbishment worldwide. However, in August 2000, our pressure control segment received an order for a blowout preventer multiplex control system, which was delivered in August 2001, on time and at projected cost. In March 2001, our pressure control segment received a $37 million order for four offshore drilling blowout prevention and control systems from GlobalSantaFe Corporation. Deliveries are expected to begin in the second quarter of 2002 and continue into late 2003. In addition, during 2001 we received two orders from a subsidiary of Diamond Offshore Drilling, Inc. for blowout preventer multiplex control systems. Deliveries of these systems are expected in the fourth quarter of 2002 and second quarter of 2003. The revenue and gross profit from these orders are being recognized using the percentage-of-completion accounting method.

     During 2001, approximately 57% of our revenues were derived from equipment sales and services ultimately provided to end-users for use outside of the United States and approximately 32% of our revenues were derived from products that were produced outside of the United States.

REVENUES

     With the exception of revenues from pressure control long-term projects, we record revenues for all products and services at the time such products are delivered or services are provided. In 2001, 92% of our revenues were recorded on this basis. For our pressure control long-term projects (which are generally contracts from six to eighteen months in duration and an estimated contract price in excess of $1 million), we recognize revenues using the percentage-of-completion method, measured by the percentage of cost incurred to estimated final cost. We use this method because we consider expended contract costs to be the best available measure of progress on these contracts. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent.

GROSS PROFIT

     Our gross profit is the difference between our revenues and our cost of sales. Cost of sales for our products include purchased raw materials and components, manufacturing labor, plant overhead expenses, a portion of engineering expenses, and building and equipment depreciation. Some of the costs are fixed cost and cause our margins to suffer when demand is low and manufacturing capacity is underutilized. Also included in cost of sales are the costs of product warranty, product liability insurance and last in, first out inventory valuation adjustments. We do not take title to the tubulars we thread for the United States and Canadian market, and therefore, own no inventories of tubulars for sales in these countries. However, we purchase tubulars for fulfilling a portion of our existing orders outside of the United States and Canada, which is generally less than 10% of our total revenues. For our pressure control products, we have inventory for existing orders in process as well as a replacement parts inventory both internationally and domestically. A majority of our inventory is for our pressure control segment.

SELLING, GENERAL AND ADMINISTRATION EXPENSES

     Our selling, general and administration expenses include engineering expenses that relate to research, product design, development and maintenance; as well as sales and marketing expenses, which consist mostly of personnel and related expenses, and commissions paid to third-party agents selling our products. Also included are general and administration expenses that relate to accounting, treasury, information technology, human resources, legal expenses and corporate overhead.

OPERATING INCOME (LOSS)

     Our operating income (loss) is gross profit less selling, general and administration expenses. Operating income (loss) is comprised of the operating income of each of our premium connection and pressure control segments and the portion of selling, general and administration expenses, referred to as corporate administration, which is not allocated to either segment.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

     Total revenues increased $59.5 million, or 33%, to $239.6 million for 2001 from $180.0 million in 2000. Premium connection revenue rose 46% to $138.9 million and pressure control revenue increased 18% to $100.7 million. The increase in premium connection revenue was primarily the result of increased demand for our products as a result of higher rig counts in both our North American (United States and Canada) and international markets, and our expansion of plant capacity in North America to accommodate the higher demand. The increase in pressure control revenue was attributable to a 25% increase in revenues from the sale of aftermarket replacement parts due to higher worldwide rig activity, and an 11% increase in revenues from the sale of capital equipment due to an increase in project orders received during 2001.

GROSS PROFIT

     Gross profit increased $28.0 million to $84.2 million for 2001 from $56.2 million in 2000. The increase was primarily due to an increase in revenues from pressure control aftermarket replacement parts that generate higher margins, increased utilization of our premium connection plants in North America, increased profitability of our pressure control capital equipment business and higher prices in both of our segments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $7.1 million to $41.9 million for 2001 compared to $34.8 million for 2000. The increase was due to higher engineering costs to support capital equipment orders, an increase in sales agent commissions and sales expenses as a result of increased demand for our products, and higher management incentive accruals resulting from improved performance. As a percentage of sales, selling, general and administrative expenses decreased from 19% for 2000 to 17% for 2001.

OPERATING INCOME

     Operating income increased $20.9 million to $42.3 million for 2001, compared to $21.4 million for 2000. Operating income for our premium connection segment increased 23% to $31.5 million for 2001 compared to 2000. Operating income for our pressure control segment increased $12.6 million to $21.1 million for 2001 from $8.5 million for 2000. Corporate and administration expenses were $10.3 million for 2001 compared to $12.8 million in 2000.

INTEREST EXPENSE

     Interest expense decreased $0.6 million from $5.0 million for 2000 to $4.4 million for 2001 due to lower outstanding debt in 2001.

OTHER INCOME AND EXPENSE

     For 2001, other expense was $1.1 million, which included $0.6 million in expenses incurred in facilitating the offering of common stock by certain of our stockholders in the second quarter of 2001 and $0.5 million to maintain surplus real estate and facilities not used in operations. For 2000, other income was $5.4 million, which includes a $3.6 million gain from a legal settlement related to the purchase of put options to sell marketable securities, and a $1.9 million gain recorded from the sale of real estate not used in operations. For further information on these transactions, see Note 8 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

     Total revenues increased $20.6 million, or 13%, to $180.0 million for 2000 from $159.4 in 1999. Premium connection revenue rose 26% to $95.0 million and pressure control revenue increased slightly from $84.1 million to $85.0 million. The increase in premium connection revenue was due to the increased demand in the North American (United States and Canada) market, for which sales revenues for 2000 increased 67% compared to 1999. The increase in pressure control revenue is attributable to a 20% increase in revenues from aftermarket products, which was partially offset by a 15% decrease in revenues from capital equipment. In 2000, the product mix in the pressure control segment shifted toward aftermarket parts from capital equipment compared with 1999 due to fewer rigs under construction or being refurbished. Revenue from capital equipment decreased in 2000 compared to 1999 due to the completion of long-term capital projects received in the last rig construction and refurbishment upcycle.

GROSS PROFIT

     Gross profit increased $30.5 million to $56.2 million for 2000 from $25.7 million in 1999. The increase in gross profit was due in part to a $10.5 million charge in 1999 to replace some of our pressure control equipment due to welds that did not meet company standards. Also contributing to the higher gross margin was a shift in the pressure control product sales mix from lower margin capital equipment to higher margin aftermarket replacement parts. During the fourth quarter of 2000, final installation and customer acceptance of capital equipment for several long-term projects generated higher than anticipated operating margins. For premium connections, higher gross margins resulted from higher plant production and sales volumes in the United States and Canada, and price increases in the United States during 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $1.4 million to $34.8 million for 2000 compared to $33.4 million for 1999. The increase is due to higher professional service expense and management incentive expense accruals resulting from improved performance. As a percentage of sales, selling, general and administrative expenses decreased from 21% for 1999 to 19% for 2000.

OPERATING INCOME

     Operating income was $21.4 million for 2000, compared to an operating loss of $7.7 million in 1999. Operating income for our premium connection segment increased 40% to $25.7 million for 2000 compared to 1999. Operating income for our pressure control segment increased to $8.5 million for 2000 from a loss of $16.2 million for 1999. Corporate and administration expenses were $12.8 million for 2000 compared to $9.8 million in 1999.

INTEREST EXPENSE

     Interest expense decreased $.5 million from $5.5 million for 1999 to $5.0 million for 2000 due to the reduction of outstanding debt resulting from cash generated from operations.

OTHER INCOME AND EXPENSE

     For 2000, other income was $5.4 million, which includes a $3.6 million gain from a legal settlement related to the purchase of put options to sell marketable securities, and a $1.9 million gain recorded from the sale of real estate not used in operations. For 1999, other income was $1.0 million, which included a gain on the sale of surplus property of $0.7 million and a gain on the sale of marketable securities of $0.3 million. For further information on these transactions, see Note 8 in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading manufacturing facilities and capacity, to fund new product development and to provide additional working capital. Our primary sources of funds have been from our initial public offering completed in October 2000 from which we received net proceeds of $39.6 million, cash flow from operations, reimbursement of costs related to the joint industry project to develop a subsea mudlift drilling system in which we participated and proceeds from borrowings under our bank facilities.

OPERATING ACTIVITIES

     Cash provided by operating activities was $45.1 million for 2001 and $27.9 million for 2000. The increase in cash provided by operations in 2001 compared to 2000 was primarily the result of improved operating results in both of our segments driven by higher revenues and contractual cash payments from customers on project orders in backlog which will be expended to complete the projects over the next eighteen months. Cash provided by operations in 2000 was $17.2 million higher than 1999 as a result of improved operating results partially offset by increased working capital requirements.

INVESTING ACTIVITIES

     Net cash used in investing activities for 2001 was $29.5 million compared to $7.9 million for 2000. The increase in net cash used for 2001 compared to 2000 was due to higher capital spending and one-time cash receipts in 2000. These one-time cash receipts included a May 2000 settlement payment from a dispute with a financial institution related to our purchase of put options on marketable securities. As a result of this settlement, we received, after expenses, approximately $3.6 million. Additionally, in July 2000, we sold certain real property not used in our operations for proceeds of approximately $2.1 million, net of expenses from the sale.

     Cash provided by investing activities for 1999 was $6.3 million, which included $13.1 million in proceeds from the sale of marketable securities, $2.0 million from the sale of real estate holdings not used in operations, and partially offset by capital spending of $8.8 million. For more information on capital expenditures for the three years ended December 31, 2001, see "Capital Expenditures" below.

CREDIT FACILITIES

     We have a domestic revolving line of credit for working capital requirements that provides up to $25.0 million in committed revolving credit borrowings through March 31, 2003. Effective September 25, 2001, this facility became unsecured. We may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the facility fluctuate depending on our leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At December 31, 2001, there were no outstanding borrowings under this facility. Our revolving credit agreement contains covenants with respect to debt levels, tangible net worth, debt-to-capitalization and interest coverage ratios. At December 31, 2001, we were in compliance with these covenants.

     Additionally, Hydril has a committed foreign line of credit for $10.0 million and an uncommitted foreign line of credit for $4.0 million. The committed line is an unsecured facility established in September 2001. We may, at our election, borrow under it at either a prime or LIBOR based interest rate. Interest rates under the committed credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At December 31, 2001, there were no outstanding borrowings under this facility.

     The uncommitted line can be terminated at the bank's discretion and the interest rate is a fixed rate based on current Eurodollar market conditions at the time of the draw, which at December 31, 2001 would have been 4.5%. There were no borrowings under this line as of December 31, 2001.

OTHER INDEBTEDNESS

     In a June 1998 private placement, we issued $60.0 million aggregate principal amount of 6.85% senior secured notes due June 30, 2003. Effective September 2001, the senior notes became unsecured. The senior notes may not be prepaid prior to maturity unless we pay the noteholders a make-whole premium based on prevailing market interest rates, which as of December 31, 2001 would require a premium payment of $3.2 million. The agreement under which the notes are outstanding requires us to maintain a minimum level of tangible net worth. Additional financial tests, if not passed, restrict our ability to incur additional indebtedness and make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At December 31, 2001, we were in compliance with these financial requirements. A change in control would allow the holders to require prepayment of some or all of the notes at 100% of their principal amount plus a make-whole premium based on prevailing market interest rates.

TECHNOLOGY

     The joint industry project (JIP) to develop dual gradient drilling technology completed its final phase in the fourth quarter of 2001 by successfully drilling a test well in the Gulf of Mexico. The JIP consisted of Conoco (administrator), Hydril (project designer and technology leader) BP, ChevronTexaco, Diamond Offshore, GlobalSantaFe and Schlumberger. We contributed approximately $2.0 million of the $49.0 million in total project expenditures. The JIP has completed its work and Hydril is pursuing commercialization through its wholly-owned subsidiary, SubSea MudLift Drilling Company, LLC. Expenditures to commercialize this technology will be expensed and are expected to be less than 5% of total selling, general and administrative expenses in 2002.

CAPITAL EXPENDITURES

     Capital expenditures for 2001 were $29.5 million, which consisted of $18.7 million for our premium connection business, primarily related to the expansion of manufacturing capacity in North America, $9.2 million for our pressure control segment, primarily for the replacement and upgrade of manufacturing machine tools, and $1.6 million for general corporate purposes.

     Capital expenditures for 2000 were $13.6 million, which consisted of $10.5 million for our premium connection business, primarily related to manufacturing capacity expansion in North America, $1.8 million for our pressure control segment, primarily for manufacturing support, and $1.3 million for general corporate purposes.

     Capital expenditures for 1999 were $8.8 million, which were primarily for the relocation and expansion of our Houston premium connection facility.

     If current industry conditions continue, we expect our 2002 capital expenditures to be up to $20.0 million. Planned capital expenditures include the expansion of our capacity to produce premium connections, the upgrade of our machine tools we use to manufacture pressure control products, and product development.

DIVIDENDS

     We have no plans to declare or pay any dividends on our common stock or our class B common stock for the foreseeable future.

BACKLOG

     Pressure control capital equipment backlog at December 31, 2001 and 2000 was $55.8 million and $15.2 million, respectively. The increase in our backlog primarily reflects a $37 million order received during the first quarter of 2001 and two additional orders received during the second and fourth quarters of 2001 for blowout prevention and control system equipment. We include in this backlog orders for pressure control capital equipment and long-term projects. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method and the remaining revenues from projects currently in backlog are expected to be recorded during 2002 and 2003. As revenues are recognized under the percentage-of-completion method, the order value in backlog is reduced. Our backlog of premium connection and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders.

TAX MATTERS

     As of December 31, 2001, we had deferred tax assets, net of deferred tax liabilities, of $9.2 million, which includes net operating loss carryforwards, or NOLs, and foreign tax credits. These assets are benefits to us as long as we expect to have sufficient future income in the United States. NOLs total approximately $0.6 million and must be used entirely before the foreign tax credits, which total approximately $7.7 million, can be used. The NOLs are available to offset future taxable income through the year 2019 and the foreign tax credits are available through the year 2005 to reduce future United States income taxes payable. We could lose the benefit of our NOLs if we were to have a change of control. Section 382 of the Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an "ownership change" to use its net operating losses to reduce its tax liability. Although we believe our initial public offering in October 2000 and the secondary offering completed in May 2001 did not trigger such an ownership change, it is possible that a future offering of our common stock or future transfers of our common stock may trigger an ownership change. In that event, we would not be able to use our pre-ownership-change net operating losses in excess of the limitation imposed by
Section 382.

     Management projections indicate that sufficient income will be generated in future years to realize the tax assets, and therefore, no valuation allowance was required.

CRITICAL ACCOUNTING POLICIES

     Our accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cashflows.

REVENUE RECOGNITION

     Revenues for all products and services are recognized at the time such products are delivered or services are performed, except as described below.

     Revenues from long-term contracts, which are generally contracts from six to eighteen months and an estimated contract price in excess of $1,000,000 are recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. It is at least reasonably possible that estimates of contract costs could be revised in the near term.

INVENTORIES

     Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out method for substantially all pressure control products (approximately 81% and 80% of total gross inventories at December 31, 2001 and 2000, respectively) and by the first in, first out method for all other inventories.

     The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value.

CONTINGENCIES

     Contingencies are accounted for in accordance with the Financial Accounting Standards Board's SFAS No. 5, "Accounting for Contingencies" ("SFAS"). SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal, and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Hydril adopted SFAS 133 effective January 1, 2001. The adoption of this policy did not require any transition adjustment and thus, did not materially affect our results of operations or financial condition.

     In July 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has evaluated the provisions of SFAS 141 and SFAS 142 and expects no material impact on its financial statements from the adoption of these standards.

     In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the provisions of SFAS 143 and SFAS 144 and expects no material impact on its financial statements from the adoption of these standards.

ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

     At December 31, 2001, we had $60 million of fixed rate senior notes, having a fair value of $60.8 million. Interest payable on these notes is at a fixed-rate and therefore, the notes do not expose us to the risk of earnings loss due to changes in interest rates. However, the fair value of the notes would increase by approximately $0.5 million if interest rates were to decline 10% from their level at December 31, 2001. In general, such an increase in fair value would impact earnings and cash flows only if we were to prepay all or a portion of the notes prior to maturity.

     There were no outstanding borrowings under our lines of credit at December 31, 2001. Floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

     At December 31, 2001 or 2000, we did not hedge interest rate exposure.

FOREIGN CURRENCY EXCHANGE RATE

     Our operations are conducted in certain countries around the world in a number of different currencies. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, the U.S. dollar. In order to mitigate the effect of exchange rate changes, a substantial portion of our contracts provide for collections from customers in U.S. dollars. For 2001, approximately 64% of the sales from our foreign operations were in U.S. dollars and an additional 21% of sales from these operations were in local currency but based on the exchange rate for the U.S. dollar at the time of shipment.

     We had no foreign currency denominated borrowings outstanding at December 31, 2001 or 2000.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 HYDRIL COMPANY

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   27
FINANCIAL STATEMENTS:
  Consolidated Balance Sheets -- December 31, 2001 and
     2000...................................................   28
  Consolidated Statements of Operations -- Years Ended
     December 31, 2001, 2000 and 1999.......................   29
  Consolidated Statements of Changes in Stockholders'
     Equity -- Years Ended December 31, 2001, 2000 and
     1999...................................................   30
  Consolidated Statements of Cash Flows -- Years Ended
     December 31, 2001, 2000 and 1999.......................   31
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................   32

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Hydril Company:

     We have audited the accompanying consolidated balance sheets of Hydril Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2002

                                 HYDRIL COMPANY

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  89,346   $  73,279
  Receivables:
     Trade, less allowance for doubtful accounts: 2001,
      $1,332; 2000, $2,706..................................     36,836      35,962
     Contract costs and estimated earnings in excess of
      billings..............................................         --       1,227
     Other..................................................        642       2,820
                                                              ---------   ---------
          Total receivables.................................     37,478      40,009
                                                              ---------   ---------
  Inventories:
     Finished goods.........................................     33,057      27,508
     Work-in-process........................................      9,525       4,600
     Raw materials..........................................      6,295       8,039
                                                              ---------   ---------
          Total inventories.................................     48,877      40,147
                                                              ---------   ---------
  Deferred tax asset........................................      8,566       7,597
  Other current assets......................................      2,461       2,642
                                                              ---------   ---------
          Total current assets..............................    186,728     163,674
                                                              ---------   ---------
PROPERTY:
  Land and improvements.....................................     18,344      18,231
  Buildings and improvements................................     41,854      39,031
  Machinery and equipment...................................    138,064     126,000
  Construction-in-progress..................................     17,753       5,487
                                                              ---------   ---------
          Total.............................................    216,015     188,749
  Less accumulated depreciation and amortization............   (115,977)   (109,679)
                                                              ---------   ---------
          Property, net.....................................    100,038      79,070
                                                              ---------   ---------
OTHER LONG-TERM ASSETS:
  Deferred tax asset........................................      1,091       7,169
  Other assets..............................................      4,314       4,733
                                                              ---------   ---------
          TOTAL.............................................  $ 292,171   $ 254,646
                                                              =========   =========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  23,358   $  22,530
  Billings in excess of contract costs and estimated
     earnings...............................................     12,641       4,063
  Accrued liabilities.......................................     17,266      17,973
  Current portion of long-term debt.........................        234         534
  Current portion of capital leases.........................         52         266
  Income taxes payable......................................      2,449       1,397
                                                              ---------   ---------
          Total current liabilities.........................     56,000      46,763
                                                              ---------   ---------
LONG-TERM LIABILITIES:
  Long-term debt, excluding current portion.................     60,000      60,233
  Capital lease obligations.................................         --          53
  Deferred tax liability....................................        411         319
  Other.....................................................     15,575      15,549
                                                              ---------   ---------
          Total long-term liabilities.......................     75,986      76,154
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
  Capital stock:
     Preferred stock -- authorized, 10,000,000 shares of
      $1 par value; none issued or outstanding
     Common stock -- authorized 75,000,000 shares of $.50
      par value; 14,359,596 and 8,641,200 shares issued and
      outstanding at December 31, 2001 and 2000,
      respectively..........................................      7,180       4,321
     Class B common stock -- authorized, 32,000,000 shares
      of $.50 par value; 7,966,404 and 13,410,908 shares
      issued and outstanding at December 31, 2001 and 2000,
      respectively..........................................      3,983       6,705
  Additional paid in capital................................     41,033      38,333
  Retained earnings.........................................    107,989      82,370
                                                              ---------   ---------
          Total stockholders' equity........................    160,185     131,729
                                                              ---------   ---------
          TOTAL.............................................  $ 292,171   $ 254,646
                                                              =========   =========

                 See notes to consolidated financial statements

                                 HYDRIL COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        2001          2000          1999
                                                     -----------   -----------   -----------
REVENUES...........................................  $   239,561   $   180,022   $   159,425
COST OF SALES......................................      155,344       123,802       133,770
                                                     -----------   -----------   -----------
GROSS PROFIT.......................................       84,217        56,220        25,655
                                                     -----------   -----------   -----------
SELLING, GENERAL & ADMINISTRATION EXPENSES
  Engineering......................................       10,338         7,033         7,059
  Sales and marketing..............................       15,174        13,205        14,282
  General and administration.......................       16,375        14,564        12,063
                                                     -----------   -----------   -----------
           Total...................................       41,887        34,802        33,404
                                                     -----------   -----------   -----------
OPERATING INCOME (LOSS)............................       42,330        21,418        (7,749)
INTEREST EXPENSE...................................       (4,403)       (4,963)       (5,528)
INTEREST INCOME....................................        2,874         2,320         1,314
OTHER INCOME (EXPENSE):
  Rental income (expense)..........................         (518)           (2)          124
     Gain on marketable securities.................           --         3,576           253
     Other.........................................         (564)        1,859           620
                                                     -----------   -----------   -----------
             Total.................................       (1,082)        5,433           997
                                                     -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES..................       39,719        24,208       (10,966)
PROVISION (BENEFIT) FOR INCOME TAXES...............       14,100         8,594        (3,729)
                                                     -----------   -----------   -----------
NET INCOME (LOSS)..................................  $    25,619   $    15,614   $    (7,237)
                                                     ===========   ===========   ===========
INCOME (LOSS) PER SHARE:
  BASIC............................................  $      1.15   $      0.78   $     (0.37)
  DILUTED..........................................  $      1.13   $      0.76   $     (0.37)
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC............................................   22,210,612    20,022,607    19,379,040
  DILUTED..........................................   22,574,734    20,557,495    19,379,040

                 See notes to consolidated financial statements

                                 HYDRIL COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           CLASS B                                  ACCUMULATED
                                  COMMON STOCK          COMMON STOCK       ADDITIONAL                  OTHER
                               -------------------   -------------------    PAID IN     RETAINED   COMPREHENSIVE
                                 SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME        TOTAL
                               ----------   ------   ----------   ------   ----------   --------   -------------   --------
Balance, December 31, 1998...          --   $  --    19,379,040   $9,690    $    --     $ 73,993       $  --       $ 83,683
Comprehensive Loss:
  Net Loss...................          --   $  --            --   $  --     $    --     $ (7,237)      $  --       $ (7,237)
                               ----------   ------   ----------   ------    -------     --------       -----       --------
         Total Comprehensive
           Loss..............          --      --            --      --          --       (7,237)         --         (7,237)
                               ----------   ------   ----------   ------    -------     --------       -----       --------
Balance, December 31,
  1999.......................                  --    19,379,040   $9,690    $           $ 66,756       $  --       $ 76,446
                               ==========   ======   ==========   ======    =======     ========       =====       ========
Comprehensive Income:
  Net Income.................          --   $  --            --   $  --          --     $ 15,614       $  --       $ 15,614
                               ----------   ------   ----------   ------    -------     --------       -----       --------
         Total Comprehensive
           Income............          --      --            --      --          --       15,614          --         15,614
                               ----------   ------   ----------   ------    -------     --------       -----       --------
Shares sold by existing
  stockholders in initial
  public offering............   5,927,332   2,965    (5,927,332)  (2,965)        --           --          --             --
Issuance of Common stock in
  initial public offering....   2,673,068   1,336            --      --      38,333           --          --         39,669
Conversion of Class B Common
  stock to Common stock......      40,800      20       (40,800)    (20)         --           --       $  --             --
                               ----------   ------   ----------   ------    -------     --------       -----       --------
Balance, December 31,
  2000.......................   8,641,200   $4,321   13,410,908   $6,705    $38,333     $ 82,370       $  --       $131,729
                               ==========   ======   ==========   ======    =======     ========       =====       ========
  Net Income.................          --   $  --            --   $  --     $    --     $ 25,619       $  --       $ 25,619
                               ----------   ------   ----------   ------    -------     --------       -----       --------
         Total Comprehensive
           Income............          --      --            --      --          --       25,619          --         25,619
                               ----------   ------   ----------   ------    -------     --------       -----       --------
Shares sold by existing
  stockholders pursuant to a
  registration rights
  agreement..................   5,234,616   2,617    (5,234,616)  (2,617)        --           --          --             --
Issuance of Common stock-
  employee stock purchase
  plan and exercise of stock
  options....................     230,035     115            --      --       2,514           --          --          2,629
Issuance of Class B Common
  stock-exercise of stock
  options....................          --      --        43,857      22         186           --          --            208
Conversion of Class B Common
  stock to Common stock......     253,745     127      (253,745)   (127)         --           --          --             --
                               ----------   ------   ----------   ------    -------     --------       -----       --------
Balance, December 31,
  2001.......................  14,359,596   $7,180    7,966,404   $3,983    $41,033     $107,989       $  --       $160,185
                               ==========   ======   ==========   ======    =======     ========       =====       ========

                 See notes to consolidated financial statements

                                 HYDRIL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 25,619   $ 15,614   $ (7,237)
                                                              --------   --------   --------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation............................................     9,207      8,579      7,851
    Deferred income taxes...................................     5,200      3,213     (7,643)
    Provision for doubtful accounts.........................       191        178         96
    Gain on marketable securities...........................        --         --       (253)
    Loss on asset disposition...............................        --        626         --
    Gain on sale of real estate holdings not used in
     operations.............................................        --     (1,870)      (649)
    Gain on put mediation settlement........................        --     (3,576)        --
    Change in operating assets and liabilities:
      Receivables...........................................     1,113     (6,066)    13,086
      Contract costs and estimated earnings in excess of
       billings.............................................     1,227      6,889     18,666
      Inventories...........................................    (8,730)     5,264     12,531
      Other current and noncurrent assets...................     1,515       (895)     1,707
      Accounts payable......................................       828      8,206    (15,058)
      Billings in excess of contract costs and estimated
       earnings.............................................     8,578     (3,243)    (3,772)
      Accrued liabilities...................................      (707)    (2,796)    (7,989)
      Income taxes payable..................................     1,052        237     (1,226)
      Other long-term liabilities...........................        26     (2,462)        74
                                                              --------   --------   --------
         Net cash provided by operating activities..........    45,119     27,898     10,184
                                                              --------   --------   --------
  NET CASH FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate holdings not used in
    operations..............................................        --      2,100      1,996
  Proceeds from disposition of assets.......................        --         42         --
  Proceeds from sale of marketable securities...............        --         --     13,108
  Proceeds from put mediation settlement....................        --      3,576         --
  Capital expenditures......................................   (29,525)   (13,575)    (8,790)
                                                              --------   --------   --------
         Net cash provided by (used in) investing
           activities.......................................   (29,525)    (7,857)     6,314
                                                              --------   --------   --------
  NET CASH FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..................................     1,095      2,697         --
  Repayment of debt.........................................    (1,628)   (15,149)   (11,827)
  Repayment of capital leases...............................      (267)      (254)      (233)
  Net proceeds from issuance of common stock................        86         --         --
  Net proceeds from exercise of stock options...............     1,187         --         --
  Net proceeds from initial public offering of common
    stock...................................................               39,669         --
                                                              --------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................       473     26,963    (12,060)
                                                              --------   --------   --------
  NET INCREASE IN CASH AND CASH EQUIVALENTS.................    16,067     47,004      4,438
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........    73,279     26,275     21,837
                                                              --------   --------   --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $ 89,346   $ 73,279   $ 26,275
                                                              --------   --------   --------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $  4,247   $  5,025   $  5,528
  Income taxes paid:
    Domestic................................................       474        195        133
    Foreign.................................................     5,252      3,930      3,629

                 See notes to consolidated financial statements

                                 HYDRIL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Hydril Company (the "Company") operates principally in the oilfield equipment industry on a worldwide basis. Operations involve engineering, manufacturing and marketing high performance specialty equipment for use in the exploration and production of oil and gas. The Company's customer base consists primarily of steel pipe distributors, major oil companies, independent oil and gas producers and drilling contractors. The Company operates in two business segments -- Premium Connection and Pressure Control (see Note 13 for further information).

     Principles of Consolidation -- The consolidated financial statements include the accounts of Hydril Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition -- Revenues for all products and services are recognized at the time such products are delivered or services are performed, except as described below.

     Revenues from long-term contracts, which are generally contracts from six to eighteen months and an estimated contract price in excess of $1,000,000 are recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. It is at least reasonably possible that estimates of contract costs could be revised in the near term. Revenues from long-term contracts were approximately 8%, 8% and 12% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

     Cash and Cash Equivalents -- Cash equivalents are highly liquid investments including commercial paper and time deposits having original maturities of three months or less.

     Allowance for Doubtful Accounts -- The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible. An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                           2001      2000     1999
                                                          -------   ------   ------
                                                               (IN THOUSANDS)
Beginning balance.......................................  $ 2,706   $3,710   $4,144
Additions charged to expense............................      191      178       96
Accounts written off....................................   (1,125)    (569)    (117)
Other adjustments.......................................     (440)    (613)    (413)
                                                          -------   ------   ------
Ending balance..........................................  $ 1,332   $2,706   $3,710
                                                          =======   ======   ======

     Other adjustments consist primarily of the collection of a customer's account previously determined as doubtful for collection, and general reserve adjustments reflecting current economic conditions.

     Inventories -- Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out ("LIFO") method for substantially all pressure control products (approximately 81% and 80% of total gross inventories at December 31, 2001 and 2000, respectively) and by the first in, first out ("FIFO") method for all other inventories. If the FIFO method

                                 HYDRIL COMPANY
had been used to value all inventories, the cost would have been $12,083,000, $11,895,000 and $12,136,000 higher at December 31, 2001, 2000 and 1999, respectively.

     The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value. An analysis of the excess and obsolete inventory reserve for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                         2001      2000      1999
                                                        -------   -------   -------
                                                              (IN THOUSANDS)
Beginning balance.....................................  $ 6,511   $ 6,386   $ 8,531
Provision for excess and obsolete inventory...........    3,815     1,189     2,423
Inventory disposed of during the year.................   (2,159)   (1,064)   (4,568)
                                                        -------   -------   -------
Ending balance........................................  $ 8,167   $ 6,511   $ 6,386
                                                        =======   =======   =======

     Property -- Property, plant and equipment is recorded at cost. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Depreciation of property, including that under capital leases, is based on the straight-line method. Rates are based upon the estimated useful lives of the various classes of property, generally as follows:

Buildings and improvements............................  20-45 years
Machinery and equipment...............................  3-12 years

     Upon retirement or other disposal of fixed assets, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations.

     Included in other assets within the consolidated balance sheets at December 31, 2001 and 2000 are $2,671,000 and $2,701,000 respectively, of real estate holdings. These holdings are composed of land and buildings in the United States not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Such holdings are reported at the lower of their carrying amount or fair value less estimated costs to sell.

     Impairment of Long-Lived Assets -- The Company reviews its long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future cash flows of the related asset. If the sum of the future undiscounted cash flows is less than the carrying amount of the asset, the amount of the impairment loss is measured as the excess of the carrying amount over the fair value of the asset.

     Research and Development Costs -- The Company engages in research and development activities to develop new products and to significantly improve existing products. Some of these activities are conducted with other industry participants or government organizations who reimburse the Company for costs incurred by the Company on their behalf. The Company expenses as incurred all research and development costs that are not reimbursable by other parties. Research and development expenses, net of reimbursement, were $2,115,000, $1,430,000 and $1,107,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

     Stock-Based Compensation -- The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the common stock.

     Environmental Liabilities -- The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

                                 HYDRIL COMPANY

     Income Taxes -- The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. United States deferred income taxes have been provided on unremitted earnings of foreign subsidiaries.

     Foreign Currencies Translation -- The Company's foreign operations are closely integrated with and are extensions of the Company's U.S. operations. Accordingly, the U.S. dollar is the functional currency for all of the Company's foreign operations. Inventory, property, plant and equipment, cost of sales and depreciation are remeasured from the local currency to U.S. dollars at historical exchange rates. Monetary assets and liabilities are remeasured at current exchange rates on the balance sheet date. Income and expense accounts, other than cost of sales and depreciation, are remeasured at weighted average exchange rates during the year. Gains and losses resulting from those remeasurements are included in the statements of operations.

     Concentration of Credit and Customer Risk -- The Company sells its products to steel pipe distributors, major and independent domestic and international oil and gas companies and national oil companies, as well as domestic and international drilling contractors and rental companies. See Note 13 for further information on major customers. The Company performs ongoing credit evaluations of its customers and provides allowance for probable credit losses where necessary.

     Reclassifications -- Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year's presentation.

2. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

     Accrued liabilities and other long-term liabilities as of December 31, 2001 and 2000 consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued liabilities:
  Accrued payroll, bonus and severance......................  $ 3,857   $ 3,499
  Employee benefits.........................................    3,237     4,136
  Product warranties........................................    3,104     1,474
  Taxes (property, sales, payroll, other)...................    3,069     2,861
  Reserve for losses on projects (Note 3)...................      120     3,263
  Other.....................................................    3,879     2,740
                                                              -------   -------
           Total............................................  $17,266   $17,973
                                                              =======   =======
Other long-term liabilities:
  Post retirement health and life benefits..................  $ 9,648   $10,452
  Pension plan benefits.....................................    5,723     4,980
  Other.....................................................      204       117
                                                              -------   -------
           Total............................................  $15,575   $15,549
                                                              =======   =======

                                 HYDRIL COMPANY

3. LONG-TERM CONTRACTS

     The components of long-term contracts as of December 31, 2001 and 2000 consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Costs and estimated earnings on uncompleted contracts.......  $  8,993   $ 21,044
Less: billings to date......................................   (21,634)   (23,880)
                                                              --------   --------
Excess of costs and estimated earnings over billings........  $(12,641)  $ (2,836)
                                                              ========   ========
Included in the accompanying balance sheets under the
  following captions:
  Contract costs and estimated earnings in excess of
     billings...............................................  $     --   $  1,227
  Billings in excess of contract costs and estimated
     earnings...............................................   (12,641)    (4,063)
                                                              --------   --------
           Total............................................  $(12,641)  $ (2,836)
                                                              ========   ========

     Beginning in 1996 and through 1999, the Company entered into 17 fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. All of the subsea control systems and all of the pressure control equipment for these contracts were shipped prior to December 31, 2000.

     Losses incurred on these projects, including late delivery penalties, were approximately $1,500,000 and $3,700,000 for the years ended December 31, 2000 and 1999, respectively. There were no such losses recorded in 2001. Provisions for estimated losses were determined by comparing total sales price to costs incurred plus estimated costs to complete the contract. Provision for estimated losses have been made, to the extent applicable, for all projects not completed as of December 31, 2001. As of December 31, 2001 and 2000, the Company had accrued a reserve for project losses of $120,000 and $3,263,000, respectively.

     The Company incurred late delivery penalties when projects were not delivered timely because of evolving engineering design, individual project customization and limited manufacturing capacity. As of December 31, 2000, the Company had accrued as part of the reserve for project losses $1,756,000 for late delivery penalties. As of December 31, 2001, all such penalties had been settled and therefore, no portion of the accrual for project losses as of that date related to late delivery penalties.

     As of December 31, 2000, the Company had $1,525,000 of receivables representing amounts billed to, but unpaid, by customers pending completion of the projects. Receivables as of December 31, 2001 did not include any such billed but unpaid amounts.

                                 HYDRIL COMPANY

4. LONG-TERM DEBT

     The Company's borrowings as of December 31, 2001 and 2000 were as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Senior notes................................................  $60,000   $60,000
Revolving lines of credit:
  U.S. .....................................................       --        --
  Foreign...................................................       --        --
IBM note financing..........................................      234       767
                                                              -------   -------
           Total............................................   60,234    60,767
Less current portion........................................     (234)     (534)
                                                              -------   -------
           Total long-term debt.............................  $60,000   $60,233
                                                              =======   =======

     Senior notes -- On June 26, 1998, the Company issued $60,000,000 in senior notes due June 30, 2003. The notes bear interest at a rate of 6.85% payable quarterly. The senior notes may not be prepaid prior to maturity unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates, which as of December 31, 2001 would require a premium payment of $3,186,000.

     Revolving lines of credit -- As of December 31, 2001, the Company has available an unsecured U.S. revolving line of credit of $25,000,000. The credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company's leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At December 31, 2001, there were no outstanding borrowings under this credit facility.

     Additionally, the Company has two foreign revolving lines of credit for use in its international operations. The first of these is an unsecured facility established in September 2001, totaling $10,000,000. This committed credit line matures March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At December 31, 2001, there were no outstanding borrowings under this facility.

     The second foreign revolving line of credit is an unsecured facility of $4,000,000, of which none was outstanding at December 31, 2001. This uncommitted facility can be terminated at the bank's discretion. The interest rate on this line is a fixed rate based on current Eurodollar market conditions at the time of the draw, which at December 31, 2001 would have been 4.5%. At December 31, 2001, there were no outstanding borrowings under this facility.

     Covenants -- The U.S. revolving line of credit requires the Company to comply with certain covenants and financial tests. The financial covenants under the line of credit consist of a requirement to maintain minimum levels of tangible net worth, to not exceed levels of debt specified in the agreement, to comply with a fixed coverage test and to not exceed a maximum leverage ratio. The long-term note agreement for the senior notes has one financial event of default covenant, which is a minimum tangible net worth test. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At December 31, 2001, the Company was in compliance these covenants.

                                 HYDRIL COMPANY

     Collateral -- On September 25, 2001, the Company amended its domestic revolving line of credit. The amendment, among other things, changed the credit facility from secured to unsecured. Concurrently, the senior notes became unsecured pursuant to the terms of the collateral agency and intercreditor agreement with the noteholders and the lenders under the domestic credit facility. Prior to this amendment, the senior notes and the U.S. revolving line of credit were secured, on a pari passu basis, by accounts receivable, inventory, equipment, intellectual property, certain real property, 100% of the stock of domestic subsidiaries, and 65% of the stock of foreign subsidiaries.

     IBM note financing -- The Company is financing certain equipment and completed consulting agreements with IBM over a five-year period beginning June 1997. The notes bear interest at 4.90% -- 7.61% per annum.

     Debt maturities -- The estimated remaining principal payments on the outstanding debt, exclusive of capital lease obligations, as of December 31, 2001 are as follows: (in thousands)

DEBT MATURITIES                                            TOTAL
---------------                                           -------
2002....................................................  $   234
2003....................................................   60,000
                                                          -------
           Total                                          $60,234
                                                          =======

5. INCOME TAXES

     The geographical sources of income (loss) before income taxes for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                        2001      2000       1999
                                                       -------   -------   --------
                                                              (IN THOUSANDS)
United States........................................  $20,172   $11,149   $(14,345)
Foreign..............................................   19,547    13,059      3,379
                                                       -------   -------   --------
Income (loss) before income taxes....................  $39,719   $24,208   $(10,966)
                                                       =======   =======   ========

     The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                          2001      2000     1999
                                                         -------   ------   -------
                                                               (IN THOUSANDS)
United States:
     Current...........................................  $ 2,732   $   66   $    --
     Deferred..........................................    4,810    3,286    (7,421)
Foreign:
     Current...........................................    6,168    5,315     3,914
     Deferred..........................................      390      (73)     (222)
                                                         -------   ------   -------
           Total.......................................  $14,100   $8,594   $(3,729)
                                                         =======   ======   =======

                                 HYDRIL COMPANY

     The consolidated effective income tax rates (as a percentage of income before income taxes) for the years ended December 31, 2001, 2000 and 1999 varies from the United States statutory income tax rate for the reasons set forth below:

                                                             2001     2000     1999
                                                             ----     ----     ----
Statutory rate.............................................  35.0%    35.0%    35.0%
Nondeductible expenses.....................................   0.2%     0.3%    (0.7)%
Other......................................................   0.3%     0.2%    (0.3)%
                                                             ----     ----     ----
Effective Rate.............................................  35.5%    35.5%    34.0%
                                                             ====     ====     ====

     Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
Inventory capitalization cost...............................  $  3,290   $  2,428
Accrued expenses and other items not deductible for tax
  purposes..................................................    10,071     10,719
Net operating loss carryforward.............................       220      4,730
Alternative minimum tax and foreign tax credits.............     8,432      6,232
Other.......................................................     1,158      1,067
                                                              --------   --------
           Total deferred tax assets........................    23,171     25,176
Deferred tax liabilities:
Property, plant and equipment...............................    (3,872)    (3,250)
Unrepatriated foreign earnings..............................   (10,053)    (7,479)
                                                              --------   --------
           Total deferred tax liability.....................   (13,925)   (10,729)
                                                              --------   --------
Net deferred tax asset......................................  $  9,246   $ 14,447
                                                              ========   ========

     At December 31, 2001, the Company had approximately $600,000 of net operating losses available to offset future taxable income through the year 2019. In addition, the Company has approximately $700,000 of federal alternative minimum tax credits which are available to reduce future federal income tax payable, if any, over an indefinite period (although not below the tentative minimum tax otherwise due in any year), and approximately $7,700,000 of foreign tax credits which are available to reduce future U.S. income taxes payable, if any, through the year 2005.

6. EMPLOYEE BENEFITS

     Post Retirement Benefits -- The Company has a defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees' years of service and compensation. Plan assets consist primarily of investments in equities and money market funds. Effective December 31, 2001, this plan was frozen. No additional benefit will be accrued under this plan. Beginning January 1, 2002, the Company has a new retirement contribution plan to replace its previous plan covering substantially all of its U.S. employees. The new retirement contribution plan is discussed below under Defined Contribution Plan.

     Additionally, the Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before July 1, 1997, who have retired under one of the Company's pension plans. Effective December 31, 1999, the Company changed eligibility provisions for this plan, significantly reducing the number

                                 HYDRIL COMPANY
of participants. Under the provisions of SFAS No. 106, "Employers' Accounting for Post retirement Benefits Other Than Pensions," this change to the plan resulted in the recognition of $2,225,000 of net curtailment gains in 1999. Also effective December 31, 1999, the Company changed the plan to increase premiums and reduce lifetime cap provisions. These negative plan amendments resulted in an additional $4,579,000 of negative prior service cost that will be amortized as a reduction of expense over the remaining life expectancy of fully eligible participants.

     The benefit obligation, value of plan assets, and funded status component costs of the plans are as follows:

                                                                              POST RETIREMENT
                                                     PENSION BENEFITS    HEALTH AND LIFE BENEFITS
                                                     -----------------   -------------------------
                                                      2001      2000        2001          2000
                                                     -------   -------   -----------   -----------
                                                                    (IN THOUSANDS)
Benefit obligation at beginning of year............  $23,308   $20,878    $  6,555      $  6,682
  Service cost.....................................    1,343     1,245          55            50
  Interest cost....................................    1,766     1,533         463           489
  Participant contributions........................       --        --          55            51
  Curtailment (gain)/loss..........................   (5,795)       --          --            --
  Benefits paid....................................     (484)     (413)       (610)         (862)
  Actuarial (gain)/loss............................    4,321        65         191           145
                                                     -------   -------    --------      --------
           Benefit obligation at end of year.......  $24,459   $23,308    $  6,709      $  6,555
                                                     =======   =======    ========      ========
Fair value of plan assets at beginning of year.....  $15,903   $12,759          --            --
  Actual return on plan assets.....................      595       943          --            --
  Employer contributions...........................    2,732     2,644    $    555      $    810
  Participant contributions........................       --        --          55            51
  Benefits paid....................................     (484)     (413)       (610)         (861)
  Administrative expenses..........................      (16)      (30)         --            --
                                                     -------   -------    --------      --------
           Fair value of plan assets at end of
             year..................................  $18,730   $15,903    $      0      $      0
                                                     =======   =======    ========      ========
Reconciliation of plan funded status
  Funded status....................................  $(5,729)  $(7,405)   $ (6,709)     $ (6,555)
  Unrecognized actuarial (gain)/loss...............       44       116         164          (233)
  Unrecognized transition obligation...............       --       405          --            --
  Unamortized prior service cost...................       --       (36)     (3,603)       (4,091)
                                                     -------   -------    --------      --------
           Net amount recognized at year-end.......  $(5,685)  $(6,920)   $(10,148)     $(10,879)
                                                     =======   =======    ========      ========

                                 HYDRIL COMPANY

                                                                           POST RETIREMENT
                                             PENSION BENEFITS          HEALTH AND LIFE BENEFITS
                                        ---------------------------   --------------------------
                                         2001      2000      1999      2001     2000      1999
                                        -------   -------   -------   ------   ------   --------
                                                             (IN THOUSANDS)
Components of net periodic benefit
  cost
  Service cost........................  $ 1,342   $ 1,245   $ 1,521   $  55    $  50    $   372
  Interest cost.......................    1,766     1,533     1,489     463      489        804
  Expected return on plan assets......   (1,588)   (1,057)   (1,251)     --       --         --
  Amortization of prior service
     cost.............................       (9)       (9)       (9)   (488)    (488)        --
  Amortization of transition
     obligation.......................      193       193       193      --       --         --
  Recognized actuarial gain...........       --        --        --      --       --         --
                                        -------   -------   -------   -----    -----    -------
           Net periodic cost..........  $ 1,704   $ 1,905   $ 1,943   $  30    $  51    $ 1,176
                                        =======   =======   =======   =====    =====    =======
Additional loss (gain) recognized due
  to:
  Curtailment.........................  $   185   $    --   $    --   $  --    $  --    $(2,225)
                                        =======   =======   =======   =====    =====    =======

     The assumed discount rate and salary increase rate used in determining the benefit obligation were 6.75% and 4.50%, respectively, at December 31, 2001. Such rates used at December 31, 2000 and 1999 were 7.50% and 4.50% and 7.75% and 4.50%, respectively. The expected long-term rate of return on pension plan assets at December 31, 2001, 2000 and 1999 was 9%, 9% and 8%, respectively.

     A 10% annual rate of increase in the per capita cost of pre-age 65 covered health care benefits was assumed for 2002 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2007 and remain at that level thereafter. A 12% annual rate of increase in the per capita cost of post-age 65 covered health care benefits was assumed for 2002 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2009 and remain at that level thereafter.

     The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A one percent change in the assumed health care cost trend rates would have the following effects:

                                                                  ONE PERCENT
                                                              -------------------
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                (IN THOUSANDS)
Effect on total of service and interest cost components for
  2001......................................................    $ 11      $ (10)
Effect on December 31, 2001 benefit obligation..............     145       (142)

     Defined Contribution Plans -- The Company has an employee savings plan under which U.S. employees can invest up to 12% of their earnings matched by an amount from the Company equal to one-half of the first 6% of the employees' contributions. The Company's contributions were $859,000, $793,000 and $898,000 in 2001, 2000 and 1999, respectively.

     Effective January 1, 2002, the Company has a new defined contribution retirement plan, in which the Company will make monthly contributions to a separate retirement contribution account for each employee as an addition to the savings plan discussed above. The contributions are a percentage of compensation ranging from 2%-7% based on age.

     Nonqualified Deferred Compensation Arrangement -- Effective April 1, 2001, the Company implemented the Hydril Company Restoration Plan, a nonqualified, unfunded, deferred compensation arrangement for a select group of management or highly compensated employees. Under the terms of the Plan, participants can defer up to

                                 HYDRIL COMPANY

15% of their regular base pay and 100% of bonuses that would otherwise be paid in cash. Additionally, the Plan allows participants to retain the benefits to which they would have been entitled under the Company's savings plan except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The Company will make contributions to a rabbi trust to assist in meeting the liabilities of the Plan. A rabbi trust sets aside assets to pay for benefits under a nonqualified plan, but those assets remain subject to claims of Hydril's general creditors in preference to the claims of plan participants and beneficiaries.

     Other -- Substantially all of the Company's employees in foreign locations are covered by either governmental-sponsored or Company-sponsored benefit plans. The aggregate liabilities and expenses of these foreign plans are not material to the consolidated financial statements.

7.  STOCKHOLDERS' EQUITY

     Common Stock -- The Company's Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.50 per share, and 32,000,000 shares of class B common stock, par value $.50 per share. At December 31, 2001 and 2000, 14,359,596 and 8,641,200 shares of common stock were issued and outstanding, and 7,966,404 and 13,410,908 shares of class B common stock were issued and outstanding, respectively.

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

     Preferred Stock -- The Company's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2001 and 2000, there were no shares of preferred stock issued or outstanding.

     Charter Amendment and Change to Capital Stock -- In September 2000, the Company amended its charter to increase the authorized number of shares of common stock and preferred stock and create class B common stock. As a result of the charter amendment, each share of common stock then outstanding was automatically converted into one share of class B common stock. Concurrently, the Company also distributed five additional shares of class B common stock for each outstanding share of class B common stock.

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

     Initial Public Offering -- In October 2000, the Company completed an initial public offering in which 8,600,000 shares of common stock were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by the Company and 5,927,332 shares were sold by existing stockholders. The Company received net proceeds from the offering of $39,669,000 after underwriting discounts and commissions and other related expenses.

     Employee Stock Purchase Plan -- The Hydril Company Employee Stock Purchase Plan (the "Stock Purchase Plan"), was implemented November 1, 2000, and 220,000 shares of common stock have been reserved for this

                                 HYDRIL COMPANY
plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's common stock at the lower of 85% of market value at the closing price on the first or last business day of each six-month period beginning on each July 1 and January 1, except that the first offering period was an eight-month period commencing on November 1, 2000 and ending on June 30, 2001. Purchases are limited to 10% of the employee's regular pay. As of December 31, 2001, 5,835 shares had been issued under this plan. In January 2002, an additional 6,413 shares were issued for the offering period June 2001 through December 2001.

     Registration Rights Agreement -- In connection with the Company's initial public offering, the Company entered into a registration rights agreement with stockholders holding more than 5% of the Company's common stock prior to the initial public offering. The registration rights agreement provides such stockholders with, subject to defined restrictions, certain demand, shelf and piggyback rights to require the Company to register the sale of their common stock. The Company is required to pay all expenses incident to its performance or compliance with the registration rights agreement except for underwriting commissions and discounts related to shares of common stock sold by stockholders. The registration rights agreement terminates April 2006. Pursuant to this agreement, in May 2001, 5,234,616 shares of common stock were sold to the public by certain existing stockholders at a price of $26.50 per share pursuant to a registration statement filed by the Company. The selling stockholders held class B common stock which was converted into common stock prior to being sold to the public. Hydril did not receive any proceeds from this offering.

8. OTHER INCOME AND EXPENSE

     Gain on Marketable Securities -- In January 1998, the Company purchased two put option contracts from a major financial institution for a total of $2,745,000 to sell 408,007 registered shares of Weatherford International, Inc. ("WFI") common stock for $44.53 per share (the "put price"). The shares represented the Company's remaining interest in WFI, which was less than 1% of WFI's outstanding common stock. The WFI shares were received as consideration in exchange for shares received in a legal settlement in 1994. The put options were purchased to provide protection against a decline in the market value of the WFI shares.

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

     Settlement Relating to 1998 Exercise of WFI Put Options -- In May 2000, the Company settled a dispute with the financial institution from which it purchased the put options in 1998 covering shares of WFI common stock. As a result of this settlement, the Company received, after expenses, $3,576,000.

     Sale of Non-Operational Real Estate -- In September 2000, the Company recorded a $1,900,000 gain from the sale of real estate not used in operations.

     Expenses Incurred Pursuant to Registration Rights Agreement -- Other expense for 2001 includes $570,000 in expenses incurred in facilitating the offering of common stock by certain stockholders of the Company in May 2001 (see
Note 7).

                                 HYDRIL COMPANY

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

     For 1999, the only potentially dilutive securities are 702,000 options outstanding under the Company's 1999 Stock Option Plan. However, for the 12 months ended December 31, 1999, these securities were anti-dilutive and therefore were not included in the EPS calculations. The following table summarizes the computation of basic and diluted net income (loss) per share:

                                                                    WEIGHTED       NET
                                                                     AVERAGE      INCOME
                                                      NET INCOME     SHARES     PER SHARE
                                                      -----------   ---------   ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 1999
Basic net loss......................................    $(7,237)     19,379       $(0.37)
Effect of dilutive stock options....................         --          --           --
                                                        -------      ------       ------
Diluted net loss....................................    $(7,237)     19,379       $(0.37)
                                                        =======      ======       ======
FOR THE YEAR ENDED DECEMBER 31, 2000
Basic net income....................................    $15,614      20,023       $ 0.78
Effect of dilutive stock options....................         --         534           --
                                                        -------      ------       ------
Diluted net loss....................................    $15,614      20,557       $ 0.76
                                                        =======      ======       ======
FOR THE YEAR ENDED DECEMBER 31, 2001
Basic net income....................................    $25,619      22,211       $ 1.15
Effect of dilutive stock options....................         --         364           --
                                                        -------      ------       ------
Diluted net income..................................    $25,619      22,575       $ 1.13
                                                        =======      ======       ======

10. COMMITMENTS AND CONTINGENCIES

     Leases -- The Company's lease commitments are principally for operating facilities and equipment. Leases for certain data processing equipment are capitalized because these leases transfer ownership of the equipment to the Company at the end of the lease term.

                                 HYDRIL COMPANY

     Obligations for minimum payments under noncancelable capital and operating leases for the years ended December 31 are as follows:

                                                          TOTAL    OPERATING   CAPITAL
                                                          ------   ---------   -------
                                                                 (IN THOUSANDS)
2002....................................................  $1,119    $1,067       $52
2003....................................................     756       756
2004....................................................     615       615        --
2005....................................................     558       558        --
2006....................................................     321       321        --
Greater than five years.................................      --        --        --
                                                          ------    ------       ---
           Total minimum lease payments.................  $3,369    $3,317       $52
                                                          ======    ======       ===
Less: amounts representing interest.....................                          --
                                                                                 ---
Present value of net minimum capital lease payments.....                          52
Less: current portion...................................                          52
                                                                                 ---
           Long-term obligation.........................                         $--
                                                                                 ===

     Property and equipment at December 31, 2001 included equipment under capital leases with a net book value of $373,000. Rental expense was $1,284,000, $1,306,000 and $952,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

     Litigation -- The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company has been identified as one of many potentially responsible parties at a waste disposal site in California. The Company's agreed upon share of total site cleanup costs is approximately $303,000, which is expected to be disbursed in 2002. This obligation has been adequately reserved for in the financial statements and will not materially affect the Company's results of operations or financial condition.

     The Company has also been identified as a potentially responsible party at a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company does not expect this matter to materially affect its results of operation or financial condition.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments at December 31, 2001 and 2000 consisted of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of these items (except for long-term debt) are a reasonable estimate of their fair values because of the short maturity of such instruments or because their interest rates approximate comparable market rates available to the Company.

     The fair value of long-term debt was determined by discounting cash flows based on contractual maturities at interest rates expected to be available to the Company. The estimated fair value and carrying amount of long-term debt at December 31, 2001 was $61,007,000 and $60,234,000, respectively. The estimated fair value and carrying amount of long-term debt at December 31, 2000 was $61,428,000 and $60,767,000, respectively.

12. EMPLOYEE STOCK OPTION PLAN

     The Company's 2000 Incentive Plan (the "2000 Plan") allows for the granting to officers, employees, and non-employee directors of stock based awards covering a maximum of 1,950,000 shares of common stock. During

                                 HYDRIL COMPANY

2001, 518,000 options were granted to officers and key employees for the purchase of common stock. Of these options, 512,808 were granted at an exercise price of $19.275 and 5,192 at an exercise price of $21.202. During 2000, in connection with the Company's initial public offering, the Company granted options for the purchase of 444,000 shares of common stock to officers and key employees. Of these options, 414,600 were granted at an exercise price of $17 per share and 29,400 at an exercise price of $18.70 per share. All options granted to officers and employees under the 2000 plan have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.

     Under the 2000 Plan, each non-employee director is automatically granted a nonqualified stock option each year following the annual meeting of stockholders on that number of shares of the Company's common stock such that the aggregate fair market value of such shares equals approximately $75,000. Accordingly, during 2001, each of the Company's nonemployee directors received a grant of non-qualified stock options to purchase 2,494 shares of common stock for a total of 17,458 shares at an exercise price of $30.075 per share. In addition, in connection with the Company's initial public offering, pursuant to the 2000 plan, each non-employee director was granted a nonqualified option to purchase 4,412 shares of common stock, for an aggregate of 26,472 shares of common stock at an exercise price of $17.00 per share. Options granted to non-employee directors have a term of ten years, are fully vested upon the completion of one year of service as a non-employee director, have an exercise price equal to the fair market value of the Company's common stock on the date of grant, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.

     The Company's 1999 Stock Option Plan (the "Plan") provides for the granting of options for the purchase of the Company's class B common stock to officers and key employees of the Company. Such options vest over a four-year period and are exercisable for a ten-year period. An aggregate of 1,050,000 shares of class B common stock has been reserved for grants of which 348,000 were available for future grants at December 31, 2001. The Company does not intend to grant any further options under the Plan. In connection with the amendment of the Company's charter discussed in Note 7, each outstanding option for the purchase of a share of common stock was converted into an option for the class B common stock.

     A summary of the status of the Company's stock option activity, and related information for the years ended December 31, 2001 and 2000, is presented below:

                                                                      WEIGHTED AVERAGE
                                                           SHARES      EXERCISE PRICE
                                                          ---------   ----------------
Outstanding December 31, 1999...........................    702,000        $ 4.37
Granted.................................................    470,472         17.11
Exercised...............................................         --            --
Forfeited...............................................         --            --
                                                          ---------
           Outstanding at December 31, 2000.............  1,172,472          9.48
Granted.................................................    535,458         19.65
Exercised...............................................   (268,057)         4.43
Forfeited...............................................         --            --
                                                          ---------
           Outstanding at December 31, 2001.............  1,439,873        $14.20
                                                          =========
Options exercisable at December 31, 2000................    175,500        $ 4.37
Options exercisable at December 31, 2001................    180,569        $11.17

                                 HYDRIL COMPANY

     The following table summarizes information about stock options outstanding as of December 31, 2001:

                                                                              WEIGHTED AVERAGE
  RANGE OF                  WEIGHTED AVERAGE      WEIGHTED                    EXERCISE PRICE OF
  EXERCISE                     REMAINING          AVERAGE       EXERCISABLE      EXERCISABLE
   PRICES        SHARES     CONTRACTUAL LIFE   EXERCISE PRICE     SHARES           SHARES
  --------      ---------   ----------------   --------------   -----------   -----------------
$4.32-$ 6.88      434,743         7.04             $ 4.36          83,743          $ 4.32
14.62- 17.19      440,272         8.74              17.00          90,946           17.00
17.20- 19.76      542,209         9.79              19.24           5,880           18.70
19.77- 22.34        5,191         9.85              21.20              --              --
$27.50-$30.08      17,458         9.42              30.08              --              --
                ---------         ----             ------         -------          ------
                1,439,873         8.63             $14.20         180,569          $11.17
                =========         ====             ======         =======          ======

     All amounts above have been adjusted for the effects of the stock dividend accounted for as a stock split described in Note 7.

     SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Plan. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, the Company's net income would have been decreased by $1,018,000 and $433,000 in 2001 and 2000, and the net loss would have been increased by $599,000 in 1999, respectively.

     The pro forma fair value of options at the date of the grant was estimated using the Black-Scholes model and the following assumptions:

                                                               2001     2000
                                                              ------   ------
Expected life (years).......................................    6.25     6.28
Interest rate...............................................    4.72%    5.08%
Volatility..................................................   50.89%   48.67%
Dividend yield..............................................       0%       0%
Weighted-average fair value per share at grant date.........  $10.79   $ 9.18

13. SEGMENT AND RELATED INFORMATION

     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: Premium Connection and Pressure Control.

     Hydril is engaged worldwide in engineering, manufacturing and marketing of premium connection and pressure control products for oil and gas drilling and production. The Company sells its products to steel pipe distributors, major and independent, domestic and international oil and gas companies and drilling contractors. The Company's products are primarily targeted for use in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh conditions are typical for deepwater, deep-formation and horizontal oil and gas wells.

     The Company's premium connection segment manufactures premium connections that are used in harsh drilling environments. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded

                                 HYDRIL COMPANY
connections and provides services at facilities located in Houston, Texas; Westwego, Louisiana; Bakersfield, California; Nisku, Alberta, Canada; Aberdeen, Scotland; Veracruz, Mexico; Batam, Indonesia; Port Harcourt and Warri, Nigeria.

     The Company's pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling, and well completion typically employed in harsh environments. The Company's pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides replacement parts, repair and field services for its installed base of pressure control equipment. During the year, Hydril manufactured pressure control products at two plant locations in Houston, Texas.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss.

     Financial data for the Company's business segments for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2001       2000       1999
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
REVENUES
  Premium Connection......................................  $138,887   $ 94,983   $ 75,362
  Pressure Control........................................   100,674     85,039     84,063
                                                            --------   --------   --------
           Total..........................................  $239,561   $180,022   $159,425
                                                            ========   ========   ========
OPERATING INCOME (LOSS)
  Premium Connection......................................  $ 31,476   $ 25,686   $ 18,312
  Pressure Control........................................    21,168      8,542    (16,216)
  Corporate Administration................................   (10,314)   (12,810)    (9,845)
                                                            --------   --------   --------
           Total..........................................  $ 42,330   $ 21,418   $ (7,749)
                                                            ========   ========   ========
DEPRECIATION AND AMORTIZATION
  Premium Connection......................................  $  5,799   $  5,208   $  4,049
  Pressure Control........................................     1,778      1,759      1,959
  Corporate Administration................................     1,630      1,612      1,843
                                                            --------   --------   --------
           Total..........................................  $  9,207   $  8,579   $  7,851
                                                            ========   ========   ========
CAPITAL EXPENDITURES
  Premium Connection......................................  $ 18,741   $ 10,510   $  7,690
  Pressure Control........................................     9,169      1,748        827
  Corporate Administration................................     1,615      1,317        273
                                                            --------   --------   --------
           Total..........................................  $ 29,525   $ 13,575   $  8,790
                                                            ========   ========   ========
TOTAL ASSETS
  Premium Connection......................................  $103,583   $ 82,037   $ 65,815
  Pressure Control........................................    72,244     64,241     82,513
  Corporate Administration................................   116,344    108,368     63,480
                                                            --------   --------   --------
           Total..........................................  $292,171   $254,646   $211,808
                                                            ========   ========   ========

                                 HYDRIL COMPANY

                                                               YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2001       2000       1999
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
Revenue
  United States...........................................  $139,681   $119,373   $101,460
  Canada and Mexico.......................................    36,180     28,112     23,357
                                                            --------   --------   --------
           Subtotal North America.........................   175,861    147,485    124,817
                                                            --------   --------   --------
  Eastern hemisphere......................................    63,700     32,537     34,608
                                                            --------   --------   --------
           Total..........................................  $239,561   $180,022   $159,425
                                                            ========   ========   ========
Long-lived assets
  United States...........................................  $ 82,945   $ 63,358   $ 60,618
  Canada and Mexico.......................................    11,149     11,649      9,238
                                                            --------   --------   --------
           Subtotal North America.........................  $ 94,094   $ 75,007   $ 69,856
                                                            --------   --------   --------
  Eastern hemisphere......................................    10,258      8,796      8,944
                                                            --------   --------   --------
           Total..........................................  $104,352   $ 83,803   $ 78,800
                                                            ========   ========   ========

     For the years ended December 31, 2001 and 2000, no customer exceeded 10% of the Company's consolidated revenues. For the year ended December 31, 1999, revenues from one customer of the Company's pressure control segment represented 13% of the Company's consolidated revenues.

14. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  YEAR ENDED DECEMBER 31, 2001
                                              -------------------------------------
                                               FIRST    SECOND     THIRD    FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER
                                              -------   -------   -------   -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................  $55,522   $60,110   $66,658   $57,271
Gross profit................................   17,904    20,587    23,278    22,448
Operating income............................    8,257    10,439    12,453    11,181
Net income..................................    5,182     5,977(1)  7,569     6,891
Net income per share:
  Basic.....................................  $  0.23   $  0.27   $  0.34   $  0.31
  Diluted...................................  $  0.23   $  0.26   $  0.33   $  0.30

                                                    YEAR ENDED DECEMBER 31, 2000
                                              -----------------------------------------
                                               FIRST    SECOND       THIRD      FOURTH
                                              QUARTER   QUARTER     QUARTER     QUARTER
                                              -------   -------     -------     -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................  $44,759   $45,497     $44,643     $45,123
Gross profit................................   11,919    13,225      14,238      16,838
Operating income (loss).....................    3,883     4,788       5,720       7,027
Net loss....................................    1,857     4,839(2)    4,510(3)    4,408
Net loss per share:
  Basic.....................................  $  0.10   $  0.25     $  0.23     $  0.20
  Diluted...................................  $  0.10   $  0.25     $  0.23     $  0.20

                                 HYDRIL COMPANY

---------------

(1) Includes $570,000 in expenses incurred in facilitating the offering of common stock by certain of the Company's stockholders during the second quarter of 2001.

(2) Includes a pre-tax gain of $3,576,000 for the settlement of a dispute with a financial institution from which the Company purchased put options in 1998.

(3) Includes a pre-tax gain of $1,870,000 from the sale of real estate not used in operations.

15. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the provisions of SFAS 143 and SFAS 144 and expects no impact on its financial statements from the adoption of these standards.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except as indicated below, information with respect to the following items is incorporated by reference to Hydril's definitive 2002 Annual Meeting Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2002.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G to Form 10-K, the information regarding the Registrant's executive officers called for by Part III Item 10 is set forth in at the end of Part I herein under the caption "Item S-K 401(b)-Executive Officers of the Registrant." The other information required by this item will be set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item will be set forth under the captions "Election of Directors -- Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          3. Exhibits

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         3.1*            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Form 10-Q filed with the Commission on November
                            14, 2000).
         3.2*            -- Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
         4.1*            -- Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
         4.2*            -- Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to
                            Exhibit 4.2 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
        10.1*            -- Note Purchase Agreement dated as of June 25, 1998
                            (incorporated by reference to Exhibit 10.4 in the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on June 9, 2000).
                            Hydril is a party to several other long-term debt
                            instruments under which the total amount of long-term
                            debt securities authorized does not exceed 10% of the
                            total assets of Hydril and its subsidiaries on a
                            consolidated basis. Pursuant to paragraph 4(iii)(A) of
                            Item 601(b) of Registration S-K, Hydril agrees to furnish
                            a copy of such instruments to the Commission upon
                            request.
        10.2*            -- Second Amended and Restated Loan Agreement dated as of
                            August 25, 2000 among Hydril Company and Bank One, Texas,
                            N.A. (incorporated by reference to Exhibit 10.7 of
                            Amendment No. 2 to the Registration Statement on Form S-1
                            of the Company filed with the Commission on September 5,
                            2000).
        10.3*            -- First Amendment to Second Amended and Restated Loan
                            Agreement dated as of September 29, 2000 among Hydril
                            Company and Bank One, Texas, N.A. (incorporated by
                            reference to Exhibit 10.1 of the Company's Form 10-Q for
                            the quarter ended September 30, 2001).
        10.4*            -- Second Amendment to Second Amended and Restated Loan
                            Agreement dated as of September 25, 2000 among Hydril
                            Company and Bank One, N.A. (incorporated by reference to
                            Exhibit 10.2 of the Company's Form 10-Q for the quarter
                            ended September 30, 2001).
         10.5            -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated as of December 14, 2001 among Hydril
                            Company and Bank One, N.A.
        10.6*            -- Collateral Agency and Intercreditor Agreement dated as of
                            June 25, 1998 among the Company, Principal Mutual Life
                            Insurance Company, Nippon Life Insurance Company of
                            America, and Bank One, Texas, N.A (incorporated by
                            reference to Exhibit 10.8 of Amendment No. 2 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on September 5, 2000).
        10.7*            -- Amendment No. 1 to Note Purchase Agreement and Consent
                            under Intercreditor Agreement dated as of June 7, 2000
                            (incorporated by reference to Exhibit 10.9 of Amendment
                            No. 2 to the Registration Statement on Form S-1 of the
                            Company filed with the Commission on September 5, 2000).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.8*            -- Modification to Amendment No. 1 to Note Purchase
                            Agreement and Consent under Intercreditor Agreement dated
                            as of June 7, 2000 (incorporated by reference to Exhibit
                            10.10 of Amendment No. 2 to the Registration Statement on
                            Form S-1 of the Company filed with the Commission on
                            September 5, 2000).
       10.9*+            -- Hydril Company 1999 Stock Option Plan (incorporated by
                            reference to Exhibit 10.1 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.10*+            -- Hydril Company 2000 Incentive Plan (incorporated by
                            reference to Exhibit 10.3 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.11*+            -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.5 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.12*+            -- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
       10.13+            -- Hydril Company Restoration Plan
       10.14+            -- Form of Change in Control Agreement
         21.1            -- Subsidiaries of the Registrant
         23.1            -- Consent of Deloitte & Touche LLP
         24.1            -- Powers of Attorney

---------------

* Incorporated by reference as indicated.

+ Denotes management compensatory plan or agreement.

     Reports on Form 8-K:

          During the quarter ended December 31, 2001, no reports were filed on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2002.

                                         HYDRIL COMPANY

                                         By:      /s/ MICHAEL C. KEARNEY
                                          --------------------------------------
                                                    Michael C. Kearney
                                             Chief Financial Officer and Vice
                                                         President-
                                          Administration (Authorized officer and
                                            principal accounting and financial
                                                          officer)

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 26th day of March 2002.

                 SIGNATURE                                       TITLE
                 ---------                                       -----
         /s/ CHRISTOPHER T. SEAVER            President, Chief Executive Officer and
--------------------------------------------    Director (Principal Executive Officer)
           Christopher T. Seaver

           /s/ MICHAEL C. KEARNEY             Chief Financial Officer and Vice
--------------------------------------------    President -- Administration (Authorized
             Michael C. Kearney                 Officer and Principal Accounting and
                                                Financial Officer)

                     *                        Chairman of the Board
--------------------------------------------
             Richard C. Seaver

                     *                        Director
--------------------------------------------
             Richard A. Archer

                     *                        Director
--------------------------------------------
                Jerry S. Cox

                     *                        Director
--------------------------------------------
            Gordon B. Crary, Jr.

                     *                        Director
--------------------------------------------
            Kenneth S. McCormick

                     *                        Director
--------------------------------------------
             Patrick T. Seaver

                     *                        Director
--------------------------------------------
                T. Don Stacy

                     *                        Director
--------------------------------------------
                Lew O. Ward

       *By: /s/ CHRISTOPHER T. SEAVER
--------------------------------------------
           Christopher T. Seaver
              Attorney-in-fact

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         3.1*            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Form 10-Q filed with the Commission on November
                            14, 2000).
         3.2*            -- Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
         4.1*            -- Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
         4.2*            -- Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to
                            Exhibit 4.2 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
        10.1*            -- Note Purchase Agreement dated as of June 25, 1998
                            (incorporated by reference to Exhibit 10.4 in the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on June 9, 2000).
                            Hydril is a party to several other long-term debt
                            instruments under which the total amount of long-term
                            debt securities authorized does not exceed 10% of the
                            total assets of Hydril and its subsidiaries on a
                            consolidated basis. Pursuant to paragraph 4(iii)(A) of
                            Item 601(b) of Registration S-K, Hydril agrees to furnish
                            a copy of such instruments to the Commission upon
                            request.
        10.2*            -- Second Amended and Restated Loan Agreement dated as of
                            August 25, 2000 among Hydril Company and Bank One, Texas,
                            N.A. (incorporated by reference to Exhibit 10.7 of
                            Amendment No. 2 to the Registration Statement on Form S-1
                            of the Company filed with the Commission on September 5,
                            2000).
        10.3*            -- First Amendment to Second Amended and Restated Loan
                            Agreement dated as of September 29, 2000 among Hydril
                            Company and Bank One, Texas, N.A. (incorporated by
                            reference to Exhibit 10.1 of the Company's Form 10-Q for
                            the quarter ended September 30, 2001).
        10.4*            -- Second Amendment to Second Amended and Restated Loan
                            Agreement dated as of September 25, 2000 among Hydril
                            Company and Bank One, N.A. (incorporated by reference to
                            Exhibit 10.2 of the Company's Form 10-Q for the quarter
                            ended September 30, 2001).
         10.5            -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated as of December 14, 2001 among Hydril
                            Company and Bank One, N.A.
        10.6*            -- Collateral Agency and Intercreditor Agreement dated as of
                            June 25, 1998 among the Company, Principal Mutual Life
                            Insurance Company, Nippon Life Insurance Company of
                            America, and Bank One, Texas, N.A (incorporated by
                            reference to Exhibit 10.8 of Amendment No. 2 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on September 5, 2000).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.7*            -- Amendment No. 1 to Note Purchase Agreement and Consent
                            under Intercreditor Agreement dated as of June 7, 2000
                            (incorporated by reference to Exhibit 10.9 of Amendment
                            No. 2 to the Registration Statement on Form S-1 of the
                            Company filed with the Commission on September 5, 2000).
        10.8*            -- Modification to Amendment No. 1 to Note Purchase
                            Agreement and Consent under Intercreditor Agreement dated
                            as of June 7, 2000 (incorporated by reference to Exhibit
                            10.10 of Amendment No. 2 to the Registration Statement on
                            Form S-1 of the Company filed with the Commission on
                            September 5, 2000).
       10.9*+            -- Hydril Company 1999 Stock Option Plan (incorporated by
                            reference to Exhibit 10.1 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.10*+            -- Hydril Company 2000 Incentive Plan (incorporated by
                            reference to Exhibit 10.3 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.11*+            -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.5 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.12*+            -- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
       10.13+            -- Hydril Company Restoration Plan
       10.14+            -- Form of Change in Control Agreement
         21.1            -- Subsidiaries of the Registrant
         23.1            -- Consent of Deloitte & Touche LLP
         24.1            -- Powers of Attorney

---------------

* Incorporated by reference as indicated.

+ Denotes management compensatory plan or agreement.