Form 10-Q
period 2002-03-31
HYDRIL CO
filed 2002-05-13
CIK 1116030

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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
Yes  X    No
   -----    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Shares outstanding at May 1, 2002:
     Common stock, $.50 par value, 14,411,834 shares outstanding
     Class B common stock, $.50 par value, 7,951,379 shares outstanding

                                 HYDRIL COMPANY

                                      INDEX

                          PART I--FINANCIAL INFORMATION

                                                                                              Page
                                                                                              ----
Item 1.  Financial Statements

     Consolidated Balance Sheets--March 31, 2002 (unaudited) and December 31, 2001              3
     Unaudited Consolidated Statements of Operations--For the Three Months Ended
         March 31, 2002 and 2001                                                                5
     Unaudited Consolidated Statements of Cash Flows--For the Three Months Ended
         March 31, 2002 and 2001                                                                6
     Notes to Unaudited Consolidated Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                            12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            14

                  PART II--OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                             14

Item 6.  Exhibits and Reports on Form 8-K                                                      15

                                 HYDRIL COMPANY

                   Part I, Item 1: Consolidated Balance Sheets

             (In Thousands, Except Share and Per Share Information)

                                                                                March 31,         December 31,
                                                                                  2002                  2001
                                                                           -----------------     -----------------
                                                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    78,434             $   89,346
   Receivables:
     Trade, less allowance for doubtful
       accounts: 2002, $1,334; 2001, $1,332                                         40,174                 36,836
     Contract costs and estimated earnings in excess of billings                     1,296                     --
     Other                                                                             403                    642
                                                                               -----------             ----------
           Total receivables                                                        41,873                 37,478
                                                                               -----------             ----------
   Inventories:
     Finished goods                                                                 31,031                 33,057
     Work-in-process                                                                13,027                  9,525
     Raw Materials                                                                   7,737                  6,295
                                                                               -----------             ----------
           Total inventories                                                        51,795                 48,877
                                                                               -----------             ----------
   Deferred tax asset                                                                7,228                  8,566
   Other current assets                                                              2,411                  2,461
                                                                               -----------             ----------
           Total current assets                                                    181,741                186,728
                                                                               -----------             ----------

PROPERTY:
   Land and improvements                                                            18,800                 18,344
   Buildings and equipment                                                          42,258                 41,854
   Machinery and equipment                                                         140,744                138,064
   Construction-in-progress                                                         19,022                 17,753
                                                                               -----------             ----------
           Total                                                                   220,824                216,015
Less accumulated depreciation and amortization                                    (118,275)              (115,977)
                                                                               -----------             ----------
           Property, net                                                           102,549                100,038
                                                                               -----------             ----------
OTHER LONG-TERM ASSETS:
   Deferred tax asset                                                                1,139                  1,091
   Other assets                                                                      4,549                  4,314
                                                                               -----------             ----------
           TOTAL                                                               $   289,978             $  292,171
                                                                               ===========             ==========


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY

                   Part I, Item 1: Consolidated Balance Sheets

             (In Thousands, Except Share and Per Share Information)

                                                                                March 31,           December, 31,
                                                                                  2002                  2001
                                                                           -----------------     -----------------
                                                                              (unaudited)

CURRENT LIABILITIES:
   Accounts payable                                                            $ 19,633                 $ 23,358
   Billings in excess of contract costs and estimated earnings                    9,943                   12,641
   Accrued liabilities                                                           14,740                   17,266
   Current portion of long-term debt                                                 94                      234
   Current portion of capital leases                                                 --                       52
   Income taxes payable                                                           2,674                    2,449
                                                                               --------                 --------
           Total current liabilities                                             47,084                   56,000
                                                                               --------                 --------

LONG-TERM LIABILITIES:
   Long-term debt, excluding current portion                                     60,000                   60,000
   Deferred tax liability                                                           416                      411
   Other                                                                         16,267                   15,575
                                                                               --------                 --------
           Total long-term liabilities                                           76,683                   75,986
                                                                               --------                 --------

CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
   Capital stock:
     Preferred Stock-authorized, 10,000,000 shares of $1 par
       value; none issued or outstanding
     Common stock-authorized 75,000,000 shares of $.50 par value;
       14,411,834 and 14,359,596 shares issued and outstanding at
       March 31, 2002 and December 31, 2001,
       respectively                                                               7,206                    7,180
     Class B common stock-authorized, 32,000,000 shares of
       $.50 par value; 7,951,379 and 7,966,404 shares issued and
       outstanding at March 31, 2002 and December 31, 2001,
       respectively                                                               3,976                    3,983
   Additional paid in capital                                                    41,441                   41,033
   Retained earnings                                                            113,588                  107,989
                                                                               --------                 --------
           Total stockholders' equity                                           166,211                  160,185
                                                                               --------                 --------
              TOTAL                                                            $289,978                 $292,171
                                                                               ========                 ========


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY

         Part I, Item 1: Unaudited Consolidated Statements of Operations

               (In Thousands, Except Share and Per Share Amounts)

                                                     Three Months Ended
                                                          March 31,
                                              -----------------------------
                                                  2002            2001
                                              ------------    -------------

REVENUE                                       $     58,055    $     55,522
COST OF SALES                                       37,325          37,618
                                              ------------    ------------
GROSS PROFIT                                        20,730          17,904
                                              ------------    ------------
SELLING, GENERAL &
  ADMINISTRATION EXPENSES:
  Engineering                                        3,074           2,484
  Sales and marketing                                3,827           3,636
  General and administration                         4,299           3,527
                                              ------------    ------------
         Total                                      11,200           9,647
                                              ------------    ------------
OPERATING INCOME                                     9,530           8,257

INTEREST EXPENSE                                    (1,127)         (1,094)
INTEREST INCOME                                        388           1,035
OTHER INCOME (EXPENSE)                                (110)           (101)
                                              ------------    ------------
INCOME BEFORE INCOME TAXES                           8,681           8,097
PROVISION FOR INCOME TAXES                           3,082           2,915
                                              ------------    ------------
NET INCOME                                    $      5,599    $      5,182
                                              ============    ============
NET INCOME PER SHARE:
  BASIC                                       $       0.25    $       0.23
                                              ============    ============
  DILUTED                                     $       0.25    $       0.23
                                              ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                         22,345,032      22,053,462
  DILUTED                                       22,735,528      22,531,995


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY

         Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     --------------------------
                                                                                       2002               2001
                                                                                     -------             ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  5,599            $ 5,182
                                                                                     --------            -------
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation                                                                        2,521              2,167
    Deferred income taxes                                                               1,787              1,619
    Provision for doubtful accounts                                                       (30)               (43)
    Change in operating assets and liabilities:
       Receivables                                                                     (3,069)            (4,112)
       Contract costs and estimated earnings in excess of billings                     (1,296)               545
       Inventories                                                                     (2,918)            (2,422)
       Other current and noncurrent assets                                               (317)               552
       Accounts payable                                                                (3,725)             1,810
       Billings in excess of contract costs and estimated earnings                     (2,698)            (4,003)
       Accrued liabilities                                                             (2,526)            (4,192)
       Income taxes payable                                                               225                170
       Other long-term liabilities                                                        692                 25
                                                                                     --------            -------
          Net cash used in operating activities                                        (5,755)            (2,702)
                                                                                     --------            -------
NET CASH FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (5,236)            (5,817)
                                                                                     --------            -------
          Net cash used in investing activities                                        (5,236)            (5,817)
                                                                                     --------            -------
NET CASH FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                      (140)              (129)
  Repayment of capital leases                                                             (52)               (66)
  Net proceeds from issuance of common stock                                               96                 --
  Net proceeds from exercise of stock options                                             175                514
                                                                                     --------            -------
          Net cash provided by financing activities                                        79                319
                                                                                     --------            -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (10,912)            (8,200)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       89,346             73,279
                                                                                     --------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 78,434            $65,079
                                                                                     --------            -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                      $  1,080            $ 1,043
  Income taxes paid:
      Domestic                                                                             43                 --
      Foreign                                                                           1,395                733


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

     Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications- Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year's presentation.

     Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

Note 2 -- LONG-TERM CONTRACTS

     The components of long-term contracts as of March 31, 2002 and December 31, 2001 consist of the following:

                                                             March 31, 2002       December 31, 2001
                                                             --------------       -----------------
                                                                        (in thousands)
Costs and estimated earnings on uncompleted
  contracts                                                     $ 19,627                  $  8,993
Less:  billings to date                                          (28,274)                  (21,634)
                                                                --------                  --------
Excess of costs and estimated earnings over billings            $ (8,647)                 $(12,641)
                                                                ========                  ========
Included in the accompanying balance sheets under
  the following captions:
Contract costs and estimated earnings in excess
  of billings                                                   $  1,296                  $   -
Billings in excess of contract costs and
  estimated earnings                                              (9,943)                  (12,641)
                                                                --------                  --------
         Total                                                  $ (8,647)                 $(12,641)
                                                                ========                  ========

Note 3 -- CONTINGENCIES

     The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company has been identified as one of many potentially responsible parties at a waste disposal site in California. The Company's agreed upon share of total site cleanup costs is approximately $303,000, which is expected to be disbursed during 2002. This obligation has been adequately reserved for in the financial statements and will not materially affect the Company's results of operations or financial condition.

     The Company has also been identified as a potentially responsible party at a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company does not expect this matter to materially affect its results of operation or financial condition.

Note 4 --LONG TERM DEBT

     The Company's borrowings as of March 31, 2001 and December 31, 2001 were as follows:

                                      March 31, 2002       December 31, 2001
                                      --------------       -----------------
                                                 (in thousands)
 Senior notes                             $60,000                 $60,000
 Revolving lines of credit                     --                      --
 IBM note financing                            94                     234
                                        ---------               ---------
         Total                             60,094                  60,234
 Less current portion                         (94)                   (234)
                                        ---------               ---------
         Total long-term debt             $60,000                 $60,000
                                          =======                 =======


     The $60,000,000 senior unsecured notes bear interest at a rate of 6.85% per annum, which is payable quarterly. The senior notes mature June 30, 2003 and may not be prepaid prior to this date unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. The long-term note agreement for these notes has one financial event of default covenant, a minimum tangible net worth test, which the Company was in compliance with at March 31, 2002. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At March 31, 2002, the Company satisfied these financial incurrence tests.

     The Company has available an unsecured U.S. revolving line of credit of $25,000,000. The credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company's leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At March 31, 2002, there were no outstanding borrowings under this credit facility. There are covenants under this line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at March 31, 2002.

     Additionally, the Company has two foreign unsecured lines of credit, one committed and one uncommitted, for a total of $14,000,000. The committed line for $10,000,000 matures March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At March 31, 2002, there were no outstanding borrowings under this facility.

     The uncommitted line can be terminated at the bank's discretion and the interest rate is a fixed rate based on current Eurodollar market conditions at the time of the draw. There were no borrowings under this line as of March 31, 2002.

Note 5 -- STOCKHOLDER'S EQUITY

     Subsequent to the end of the quarter, the Company's Board of Directors approved and the Company entered into a Rights Agreement. Under the terms of the Rights Agreement, the Company declared a dividend of one Right for each outstanding share of the Company's common stock and class B common stock to holders of record as of April 12, 2002.

     The Rights will trade with the Company's common stock and class B common stock until exercisable. The Rights would be "triggered" and exercisable ten days following a public announcement that a person or group has acquired 15% of the Company's common stock or voting rights or ten business days after a person or group begins a tender offer that would result in ownership of 15% of the Company's common stock or voting rights. Once triggered, the Rights would entitle the holders to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $100 per share or, upon the occurrence of certain events, either the Company's common stock or shares of common stock of an acquiring entity for a payment equal to half of market value.

     The Rights may be redeemed by the Company for $.01 per Right at any time until an acquirer has acquired the level of ownership that "triggers" the Rights Plan. The Rights extend for ten years and will expire on April 9, 2012.

Note 6 -- EARNINGS PER SHARE

     The Company has presented basic and diluted income (loss) per share ("EPS") on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares from the proceeds using the average market price for the Company's common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended March 31, 2002 and 2001 were 22,345,032 and 22,053,462, respectively. Dilutive weighted average shares outstanding for the three months ended March 31, 2002 and 2001 were 22,735,528 and 22,531,995, respectively.

Note 7 -- SEGMENT AND RELATED INFORMATION

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

     Financial data for the business segments for the three months ended March 31, 2001 and 2000 is as follows:

                                              Three Months Ended
                                                   March 31,
                                       -------------------------------
                                          2002                 2001
                                       ---------             ---------
                                                (in thousands)
Revenue
  Premium Connection                   $ 29,313              $ 30,372
  Pressure Control                       28,742                25,150
                                         ------                ------
           Total                       $ 58,055              $ 55,522
                                         ======                ======
Operating income (loss)
  Premium Connection                   $  7,249              $  5,662
  Pressure Control                        5,411                 4,955
  Corporate Administration               (3,130)               (2,360)
                                       --------              --------
           Total                       $  9,530              $  8,257
                                        =======               =======
Depreciation expense
  Premium Connection                   $  1,576              $  1,338
  Pressure Control                          525                   414
  Corporate Administration                  420                   415
                                       --------              --------
           Total                       $  2,521              $  2,167
                                        =======               =======
Capital expenditures
  Premium Connection                   $  2,806              $  4,321
  Pressure Control                        2,388                 1,136
  Corporate Administration                   42                   360
                                       --------              --------
           Total                       $  5,236              $  5,817
                                        =======               =======


Note 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS 141 and 142 effective January 1, 2002, which had no material impact on our results of operations or financial condition.

     In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has evaluated the provisions of SFAS 143 and expects no impact on its financial statements from the adoption of this standard. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001.

The Company adopted SFAS 144 effective January 1, 2002, which had no material impact on our results of operations or financial condition.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


     This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described in Hydril Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission, include the impact of oil and natural gas prices and worldwide economic conditions on drilling activity and the demand for and pricing of Hydril's products and Hydril's assumptions relating thereto. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

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

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenue

     Total revenue increased $2.5 million, or 5%, to $58.0 million for the three months ended March 31, 2002 compared to $55.5 million for the three months ended March 31, 2001. Our premium connection revenue decreased $1.1 million, or 4%, to $29.3 million for the three months ended March 31, 2002 as compared to $30.4 million for the prior year period. This slight decline in premium connection revenue is attributable to reduced demand for our products due to lower rig counts in North America and partially offset by higher revenue outside of North America resulting from increased demand from the markets we serve. Pressure control revenue increased $3.6 million, or 14%, to $28.7 million for the three months ended March 31, 2002 compared to $25.1 million for the same period in 2001. Capital equipment revenue increased 49%due to the progress made on capital equipment project orders received during 2001, while aftermarket revenue decreased 12% due to lower demand as a result of the decline in the worldwide offshore rig count.

Gross Profit

     Gross profit increased $2.8 million to $20.7 million for the three months ended March 31, 2002 from $17.9 million for the three months ended March 31, 2001. The increase was primarily due to increased efficiency at our premium connection plants, increased profitability on our capital equipment projects, and the cumulative effect of price increases initiated during 2001 in both of our segments.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the first quarter of 2002 were $11.2 million compared to $9.6 million for the prior year period. The increase was due to higher engineering expenses to support the increase in pressure control capital equipment projects, and higher administrative expenses which included, increased insurance costs, higher public company related expenses, and commercialization of our subsea mudlift drilling technology. As a percentage of sales, selling, general, and administrative expenses were 19% for the first quarter of 2002 compared to 17% for the first quarter of 2001.

Operating Income

     Operating income increased $1.3 million to $9.5 million for the three months ended March 31, 2002 compared to $8.2 million for the same period in 2001. Operating income for our premium connection segment increased $1.5 million to $7.2 million for the first quarter of 2002 from $5.7 million for the first quarter of 2001. Operating income for our pressure control segment increased $0.5 million to $5.4 million for the quarter ended March 31, 2002 compared to the same period in 2001. Corporate and administrative expenses increased $0.7 million to $3.1 million for the three months ended March 31, 2002 compared to $2.4 million for the prior year period.

                         LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading manufacturing facilities and capacity, to fund new product development and to provide additional working capital. Our primary sources of funds have been from our initial public offering completed in October 2000 from which we received net proceeds of $39.6 million, cash flow from operations, reimbursement of costs related to the joint industry project to develop a subsea mudlift drilling system in which we participated and proceeds from borrowings under our bank facilities. The reimbursements related to the joint industry project were completed in January 2002.

Operating Activities

     For the three months ended March 31, 2002, cash used in operating activities was $5.8 million compared to $2.7 million for the three months ended March 31, 2001. This increase in cash used in operations in the first quarter of 2002 as compared to the first quarter of 2001 was the result of increased working capital requirements to support the manufacture of pressure control capital equipment projects and to support increased product demand in our premium connection international markets.

Investing Activities

     Net cash used in investing activities was $5.2 million for the three months ended March 31, 2002 and $5.8 million for the three months ended March 31, 2001. The investment of cash in both of these periods is attributable to capital spending. Capital spending for the first quarter of 2002 included $2.8 million in our premium connection segment related to plant capacity expansion and $2.4 million in our pressure control segment to replace and refurbish machine tools as well as to construct a new deepwater assembly building for blowout preventer stack assembly at our Houston plant. Capital spending during the first quarter of 2001 included $4.3 million in our premium connection segment primarily related to capacity expansion in North America, $1.1 million in our pressure control segment to upgrade the equipment in our Houston plant, and $0.4 million for general corporate purposes.

Credit Facilities

     We have a domestic unsecured revolving line of credit for working capital requirements that provides up to $25.0 million in committed revolving credit borrowings through March 31, 2003. We may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the facility fluctuate depending on our leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At March 31, 2002, there were no outstanding borrowings under this facility. Our revolving credit agreement contains covenants with respect to debt levels, tangible net worth, debt-to-capitalization and interest coverage ratios. At March 31, 2002, we were in compliance with these covenants.

     Additionally, Hydril has a committed unsecured foreign line of credit for $10.0 million and an uncommitted foreign line of credit for $4.0 million. We may, at our election, borrow under it at either a prime or LIBOR based interest rate. Interest rates under the committed credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At March 31, 2002, there were no outstanding borrowings under this facility.

     The uncommitted line can be terminated at the bank's discretion and the interest rate is a fixed rate based on current Eurodollar market conditions at the time of the draw. There were no borrowings under this line as of March 31, 2002.

Backlog

     The pressure control capital equipment backlog was $54.3 million at March 31, 2002, $55.8 million at December 31, 2001 and $49.0 million at
March 31, 2001. We include in this backlog orders for pressure control capital equipment and long-term projects. It is possible for orders to be cancelled, however, in the event of cancellations all costs incurred would be billable to the customer. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. The remaining revenue from projects currently in backlog is expected to be recorded during the remainder of 2002 and 2003. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. Our backlog of premium connection and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders.

Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes since December 31, 2001 in the Company's exposure to market risk.

Part II, Item 2: Changes in Securities and Use of Proceeds

     In October 2000, we completed an initial public offering of 8,600,000 shares of common stock, which were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by Hydril and 5,927,332 shares were sold by existing stockholders. The net proceeds to Hydril from the offering, after deducting expenses, were $39.6 million. None of Hydril's proceeds from the offering have been or will be paid to directors, officers, affiliates of Hydril, or persons owning 10% or more of any class of Hydril's common stock.

     Since completing the offering, we have used $17.9 million of the proceeds to expand manufacturing capacity at our premium connection facilities, $9.0 million to upgrade machinery and equipment in our Houston pressure control plants and $3.1 million for the expansion of our advanced composite tubing production, and the development and commercialization of our subsea mudlift drilling technology. The balance of the proceeds to Hydril ($9.6 million at March 31, 2002) is invested in various high-grade securities and money market accounts and will be used to complete approved capital expenditures that are currently in progress to expand our manufacturing capacity to produce premium connections, upgrade machine tools that we use in the manufacturing of our pressure control products and commercialize our subsea mudlift drilling technology.

Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

     None.

Reports on Form 8-K:

     On February 6, 2002, we filed a Form 8-K which disclosed financial information to be presented by officers of Hydril Company to analysts, investment banking firms and prospective investors beginning on February 6, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HYDRIL COMPANY


 Date:  May 13, 2002                 By: /s/  Michael C. Kearney
                                        -------------------------------------
                                        Michael C. Kearney
                                        Chief Financial Officer and
                                        Vice President-Administration
                                        (Authorized officer and principal
                                        accounting and financial officer)