Form 10-Q
period 2002-06-30
HYDRIL CO
filed 2002-08-14
CIK 1116030

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   ---------------


                        Commission file number 000-31579
                                               ---------

                                 HYDRIL COMPANY
                                 --------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              95-2777268
           ---------                                             ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

3300 North Sam Houston Parkway East Houston, Texas               77032-3411
--------------------------------------------------               -----------
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   (281) 449-2000
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           Shares outstanding at August 2, 2002:
           Common stock, $.50 par value, 15,113,339 shares outstanding
           Class B common stock, $.50 par value, 7,292,427 shares outstanding

                                 HYDRIL COMPANY

                                      INDEX

                          PART I--FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                        ----
         Item 1.  Financial Statements

              Consolidated Balance Sheets--June 30, 2002 (unaudited) and
                  December 31, 2001                                                                       3
              Unaudited Consolidated Statements of Operations--For the Three and
                  Six Months Ended June 30, 2002 and 2001                                                 5
              Unaudited Consolidated Statements of Cash Flows--For the Six Months Ended
                  June 30, 2002 and 2001                                                                  6
              Notes to Unaudited Consolidated Financial Statements                                        7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                             13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             27

                           PART II--OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                              27

         Item 4.  Submission of Matters to a Vote of Security Holders                                    28

         Item 6.  Exhibits and Reports on Form 8-K                                                       28

                                 HYDRIL COMPANY
                   PART I, ITEM 1: CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                     June 30,      December 31,
                                                                       2002           2001
                                                                    -----------    ------------
                                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                         $  86,252      $  89,346
   Receivables:
     Trade, less allowance for doubtful
       accounts: 2002, $1,555; 2001, $1,332                             38,623         36,836
     Contract costs and estimated earnings in excess of billings         5,398             --
     Other                                                                 727            642
                                                                     ---------      ---------
           Total receivables                                            44,748         37,478
                                                                     ---------      ---------
   Inventories:
     Finished goods                                                     26,208         33,057
     Work-in-process                                                    13,694          9,525
     Raw materials                                                       7,953          6,295
                                                                     ---------      ---------
           Total inventories                                            47,855         48,877
                                                                     ---------      ---------
   Deferred tax asset                                                    5,222          8,566
   Other current assets                                                  2,091          2,461
                                                                     ---------      ---------
           Total current assets                                        186,168        186,728
                                                                     ---------      ---------

PROPERTY:
   Land and improvements                                                18,967         18,344
   Buildings and equipment                                              50,272         41,854
   Machinery and equipment                                             145,311        138,064
   Construction-in-progress                                             11,196         17,753
                                                                     ---------      ---------
           Total                                                       225,746        216,015
Less accumulated depreciation and amortization                        (119,696)      (115,977)
                                                                     ---------      ---------
           Property, net                                               106,050        100,038
                                                                     ---------      ---------

OTHER LONG-TERM ASSETS:
   Deferred tax asset                                                    1,239          1,091
   Other assets                                                          5,184          4,314
                                                                     ---------      ---------
           TOTAL                                                     $ 298,641      $ 292,171
                                                                     =========      =========


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
                   PART I, ITEM 1: CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                                     June 30,   December 31,
                                                                                       2002         2001
                                                                                   -----------  -------------
                                                                                   (unaudited)
CURRENT LIABILITIES:
   Accounts payable                                                                  $ 17,425     $ 23,358
   Billings in excess of contract costs and estimated earnings                         11,361       12,641
   Accrued liabilities                                                                 16,669       17,266
   Current portion of long-term debt                                                   60,000          234
   Current portion of capital leases                                                       --           52
   Income taxes payable                                                                 2,238        2,449
                                                                                     --------     --------
           Total current liabilities                                                  107,693       56,000
                                                                                     --------     --------

LONG-TERM LIABILITIES:
   Long-term debt, excluding current portion                                               --       60,000
   Deferred tax liability                                                                 385          411
   Other                                                                               16,720       15,575
                                                                                     --------     --------
           Total long-term liabilities                                                 17,105       75,986
                                                                                     --------     --------

CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
   Capital stock:
     Preferred stock-authorized, 10,000,000 shares of $1 par
       value; none issued or outstanding
     Common stock-authorized 75,000,000 shares of $.50 par value; 15,105,486 and
       14,359,596 shares issued and outstanding at June 30, 2002 and December
       31, 2001,
       respectively                                                                     7,553        7,180
     Class B common stock-authorized, 32,000,000 shares of
       $.50 par value; 7,282,427 and 7,966,404 shares issued and outstanding at
       June 30, 2002 and December 31, 2001, respectively                                3,641        3,983
   Additional paid in capital                                                          41,716       41,033
   Retained earnings                                                                  120,933      107,989
                                                                                     --------     --------
           Total stockholders' equity                                                 173,843      160,185
                                                                                     --------     --------
              TOTAL                                                                  $298,641     $292,171
                                                                                     ========     ========


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
         PART I, ITEM 1: UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)

                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              JUNE 30,                          JUNE 30,
                                  ------------------------------      ------------------------------
                                      2002              2001              2002              2001
                                  ------------      ------------      ------------      ------------
REVENUE                           $     64,068      $     60,110      $    122,123      $    115,632
COST OF SALES                           40,077            39,523            77,402            77,141
                                  ------------      ------------      ------------      ------------
GROSS PROFIT                            23,991            20,587            44,721            38,491
                                  ------------      ------------      ------------      ------------
SELLING, GENERAL &
  ADMINISTRATION EXPENSES:
  Engineering                            2,966             2,397             6,041             4,881
  Sales and marketing                    4,500             3,836             8,326             7,472
  General and administration             4,513             3,915             8,812             7,442
                                  ------------      ------------      ------------      ------------
         Total                          11,979            10,148            23,179            19,795
                                  ------------      ------------      ------------      ------------
OPERATING INCOME                        12,012            10,439            21,542            18,696

INTEREST EXPENSE                        (1,107)           (1,172)           (2,234)           (2,266)
INTEREST INCOME                            442               728               830             1,763

OTHER INCOME (EXPENSE):
  Rental income                            (75)             (113)             (172)             (271)
  Other                                    115              (544)              102              (487)
                                  ------------      ------------      ------------      ------------
         Total                              40              (657)              (70)             (758)
                                  ------------      ------------      ------------      ------------
  INCOME BEFORE INCOME TAXES            11,387             9,338            20,068            17,435
  PROVISION FOR INCOME TAXES             4,042             3,361             7,124             6,276
                                  ------------      ------------      ------------      ------------
NET INCOME                        $      7,345      $      5,977      $     12,944      $     11,159
                                  ============      ============      ============      ============

NET INCOME PER SHARE:
  BASIC                           $       0.33      $       0.27      $       0.58      $       0.50
                                  ============      ============      ============      ============
  DILUTED                         $       0.32      $       0.26      $       0.57      $       0.49
                                  ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                             22,380,883        22,214,393        22,360,659        22,135,678
  DILUTED                           22,893,743        22,705,194        22,801,721        22,608,623


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
         PART I, ITEM 1: UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      ----------------------
                                                                        2002          2001
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 12,944      $ 11,159
                                                                      --------      --------
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                         5,177         4,411
    Deferred income taxes                                                3,519         3,475
    Provision for doubtful accounts                                        202           (88)
    Change in operating assets and liabilities:
      Receivables                                                       (2,074)      (17,029)
      Contract costs and estimated earnings in excess of billings       (5,398)           85
      Inventories                                                        1,022        (3,608)
      Other current and noncurrent assets                                  (86)          (69)
      Accounts payable                                                  (5,933)         (104)
      Billings in excess of contract costs and estimated earnings       (1,280)        1,358
      Accrued liabilities                                                 (597)       (4,408)
      Income taxes payable                                                (211)         (569)
      Other long-term liabilities                                        1,145            91
                                                                      --------      --------
        Net cash provided by (used in) operating activities              8,430        (5,296)
                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (11,644)      (10,200)
                                                                      --------      --------
        Net cash used in investing activities                          (11,644)      (10,200)
                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  --         1,071
  Repayment of debt                                                       (234)         (312)
  Repayment of capital leases                                              (52)         (132)
  Net proceeds from issuance of common stock                                96            --
  Net proceeds from exercise of stock options                              310           856
                                                                      --------      --------
        Net cash provided by financing activities                          120         1,483
                                                                      --------      --------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                          (3,094)      (14,013)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                            89,346        73,279
                                                                      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 86,252      $ 59,266
                                                                      --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
  Interest paid                                                       $  2,157      $  2,137
  Income taxes paid:
    Domestic                                                                43           192
    Foreign                                                              2,630         2,560


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

         Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.


NOTE 2 -- LONG-TERM CONTRACTS

         The components of long-term contracts as of June 30, 2002 and December 31, 2001 consist of the following:

                                                      June 30, 2002   December 31, 2001
                                                      -------------   -----------------
                                                                (in thousands)
Costs and estimated earnings on uncompleted
  contracts                                              $ 29,897         $  8,993
Less:  billings to date                                   (35,860)         (21,634)
                                                         --------         --------
Excess of billings over costs and estimated
  earnings                                               $ (5,963)        $(12,641)
                                                         ========         ========

Included in the accompanying balance sheets under
  the following captions:
Contract costs and estimated earnings in excess
  of billings                                            $  5,398         $     --
Billings in excess of contract costs and
  estimated earnings                                      (11,361)         (12,641)
                                                         --------         --------
         Total                                           $ (5,963)        $(12,641)
                                                         ========         ========

NOTE 3 -- CONTINGENCIES

         The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management, these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company has been identified as one of many potentially responsible parties at a waste disposal site in California. The Company's agreed upon share of total site cleanup costs is approximately $303,000. Subsequent to June 30, 2002, this amount was paid in full. This obligation had been adequately reserved for in the financial statements and did not materially affect the Company's results of operations or financial condition.

         The Company has also been identified as a potentially responsible party at a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company does not expect this matter to materially affect its results of operations or financial condition. This obligation has been adequately reserved for in the financial statements.

NOTE 4 -- LONG-TERM DEBT

         The Company's borrowings as of June 30, 2002 and December 31, 2001 were as follows:

                                  June 30, 2002   December 31, 2001
                                  -------------   -----------------
                                          (in thousands)
Senior notes                        $ 60,000         $ 60,000
Revolving lines of credit                 --               --
IBM note financing                        --              234
                                    --------         --------
        Total                         60,000           60,234
Less current portion                 (60,000)            (234)
                                    --------         --------
        Total long-term debt        $     --         $ 60,000
                                    ========         ========

         The $60,000,000 senior unsecured notes bear interest at a rate of 6.85% per annum, which is payable quarterly. See Note 5 for a subsequent event involving prepayment of $30,000,000 aggregate principal amount of the senior notes. The senior notes mature June 30, 2003 and may not be prepaid prior to this date unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. The long-term note agreement for these notes has one financial event of default covenant, a minimum tangible net worth test, which the Company was in compliance with at June 30, 2002. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At June 30, 2002, the Company satisfied these financial incurrence tests.

         At June 30, 2002, the Company had available an unsecured U.S. revolving line of credit of $25,000,000. See Note 5 for a subsequent event involving reduction of commitment under the U.S. revolving line of credit. The credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company's leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At June 30, 2002, there were no outstanding borrowings under this credit facility. There are covenants under this line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at June 30, 2002.

         Additionally, at June 30, 2002, the Company had two foreign unsecured lines of credit, one committed and one uncommitted, for a total of $14,000,000. The committed line for $10,000,000 matures March 31, 2003. See Note 5 for a subsequent event involving reduction of commitment under the committed foreign line of credit. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At June 30, 2002, there were no outstanding borrowings under this facility.

         The uncommitted line can be terminated at the bank's discretion and the interest rate is a fixed rate based on current Eurodollar market rates at the time of the draw. There were no borrowings under this line as of June 30, 2002.


NOTE 5 -- SUBSEQUENT EVENTS

         Subsequent to June 30, 2002, the Company formally notified the noteholder of its senior unsecured notes of its intent to voluntarily prepay $30,000,000 aggregate principal amount of the notes. On August 6, 2002, this payment was made, plus a make-whole premium of $1,215,000 relating to this prepayment.

         Additionally, effective July 31, 2002, the Company voluntarily decreased the amount available on its U.S. unsecured line of credit from $25,000,000 to $5,000,000, and the amount available on its committed foreign facility from $10,000,000 to $5,000,000.

NOTE 6 -- STOCKHOLDERS' EQUITY

         On May 21, 2002, the Company granted 164,000 options to officers and key employees for the purchase of common stock. Of these, 160,077 were granted at an exercise price of $25.49 per share and 3,923 at an exercise price of $28.04 per share. These options have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.

         Additionally, on May 21, 2002, each of the Company's non-employee directors received a grant of nonqualified stock options to purchase 2,942 shares of common stock as provided under the Company's 2000 Incentive Plan. These options were granted at an exercise price of $25.49 per share, have a term of ten years, are fully vested upon the completion of one year of service, and are exercisable in cumulative annual installments of one-third each beginning on the first anniversary of the date of grant.


NOTE 7 -- OTHER INCOME AND EXPENSE

         Other expense for the three months ended June 30, 2001 includes $560,000 in expenses incurred in facilitating the offering of common stock by certain existing stockholders of the Company during May 2001 pursuant to the terms of a registration rights agreement. Hydril did not receive any proceeds from this offering.

NOTE 8 -- EARNINGS PER SHARE

         The Company has presented basic and diluted income per share ("EPS") on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares from the proceeds using the average market price for the Company's common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the six months ended June 30, 2002 and 2001 were 22,360,659 and 22,135,678, respectively, while the three months ended June 30, 2002 and 2001 were 22,380,883 and 22,214,393, respectively. Diluted weighted average shares outstanding for the six months ended June 30, 2002 and 2001 were 22,801,721 and 22,608,623, respectively, and for the three months ended June 30, 2002 and 2001 were 22,893,743 and 22,705,194, respectively.


NOTE 9 -- SEGMENT AND RELATED INFORMATION

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company has identified the following reportable segments: Premium Connection and Pressure Control.

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

         Financial data for the business segments for the three and six months ended June 30, 2002 and 2001 is as follows: (in thousands)

                                      Three Months Ended                   Six Months Ended
                                            June 30,                            June 30,
                                  ---------------------------         ---------------------------
                                     2002              2001              2002              2001
                                  ---------         ---------         ---------         ---------
REVENUE
  Premium Connection              $  34,288         $  37,993         $  63,601         $  68,365
  Pressure Control                   29,780            22,117            58,522            47,267
                                  ---------         ---------         ---------         ---------
           Total                  $  64,068         $  60,110         $ 122,123         $ 115,632
                                  =========         =========         =========         =========
OPERATING INCOME (LOSS)
  Premium Connection              $  10,191         $   8,180         $  17,440         $  13,842
  Pressure Control                    4,910             4,609            10,321             9,564
  Corporate Administration           (3,089)           (2,350)           (6,219)           (4,710)
                                  ---------         ---------         ---------         ---------
           Total                  $  12,012         $  10,439         $  21,542         $  18,696
                                  =========         =========         =========         =========
DEPRECIATION EXPENSE
  Premium Connection              $   1,647         $   1,408         $   3,223         $   2,746
  Pressure Control                      568               424             1,093               838
  Corporate Administration              441               412               861               827
                                  ---------         ---------         ---------         ---------
           Total                  $   2,656         $   2,244         $   5,177         $   4,411
                                  =========         =========         =========         =========
CAPITAL EXPENDITURES
  Premium Connection              $   3,940         $   2,706         $   6,746         $   7,027
  Pressure Control                    1,831             1,631             4,219             2,767
  Corporate Administration              637                46               679               406
                                  ---------         ---------         ---------         ---------
           Total                  $   6,408         $   4,383         $  11,644         $  10,200
                                  =========         =========         =========         =========

NOTE 10 -- RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS 141 and 142 effective January 1, 2002, which had no material impact on our results of operations or financial condition.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of adopting SFAS 145, however, it does not expect the adoption to materially affect its results of operations or financial condition.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for fiscal years beginning after January 1, 2003. The Company is currently evaluating the impact of adopting SFAS 146, however, it does not expect the adoption to materially affect its results of operations or financial condition.

PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under "RISK FACTORS" elsewhere in this report and in Hydril Company's Annual Report on Form 10-K for the year-ended December 31, 2001 filed with the Securities and Exchange Commission, include the impact of oil and natural gas prices and worldwide economic conditions on drilling activity, and the demand for and pricing of Hydril's products and Hydril's assumptions relating thereto. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

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

         Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and its willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices. Our premium connections are marketed primarily to oil and gas operators. In North America, our premium connection business is driven principally by the number of rigs drilling to target depths greater than 15,000 feet and by rigs drilling in water depths greater than 1,500 feet. Internationally, the total rig count is a relevant indicator of the premium connection market. Our pressure control products are primarily sold to drilling contractors. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. The following tables illustrate the data for these sectors over the last five quarters:


                  AVERAGE                                AVERAGE                                AVERAGE
               U.S. RIG COUNT                    GULF OF MEXICO RIG COUNT                    INTERNATIONAL
             OVER 15,000 FT (1)               OVER 1,500 FT WATER DEPTH (2)                  RIG COUNT (3)
------------------------------------------    ------------------------------      ---------------------------------
QUARTER                            NUMBER                            NUMBER                                 NUMBER
ENDED                              OF RIGS                           OF RIGS                                OF RIGS
-------                            -------                           -------                                -------
6/30/01.............................174       ............................29      ............................751
9/30/01.............................172       ............................31      ............................757
12/31/01............................149       ............................32      ............................748
03/31/02............................128       ............................28      ............................731
06/30/02............................129       ............................25      ............................725


                                     AVERAGE                                  AVERAGE
                                WORLDWIDE OFFSHORE                           U.S. TOTAL
                                   RIG COUNT (4)                            RIG COUNT (5)
                     -----------------------------------------     ---------------------------------
                     QUARTER                           NUMBER                                NUMBER
                     ENDED                             OF RIGS                               OF RIGS
                     -------                           -------                               -------
                     6/30/01.............................398       ............................1,239
                     9/30/01.............................375       ............................1,242
                     12/31/01............................359       ............................1,004
                     03/31/02............................351       ..............................814
                     06/30/02............................339       ..............................812

         (1) Source: Average rig count calculated by Hydril using weekly data published by Smith International

         (2) Source: Average rig count calculated by Hydril using month-end data provided by ODS-Petrodata Group

         (3) Source: Average rig count calculated by Hydril using monthly data published by Baker Hughes International. The international rig count includes land and offshore data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.

         (4) Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada.

         (5) Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes


     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUE

         Total revenue increased $4.0 million, or 7%, to $64.1 million for the three months ended June 30, 2002 compared to $60.1 million for the three months ended June 30, 2001. Our premium connection revenue decreased $3.7 million, or 10%, to $34.3 million for the three months ended June 30, 2002 as compared to $38.0 million for the prior year period. The decrease in premium connection revenue was due primarily to lower active rig counts in North America which reduced demand for our products. Pressure control revenue increased $7.7 million, or 35%, to $29.8 million for the three months ended June 30, 2002 as compared to $22.1 million for the same period in 2001. Capital equipment revenue more than doubled over the prior-year period due to progress made on a substantially higher backlog of long-term project orders, which are recorded on a percentage of completion basis, scheduled for delivery from the second half of 2002 to the second half of 2003. Aftermarket revenue decreased 8% due to lower demand as a result of the decline in the worldwide offshore and U.S. rig counts.

GROSS PROFIT

         Gross profit increased $3.4 million to $24.0 million for the three months ended June 30, 2002 from $20.6 million for the three months ended June 30, 2001. The increase was primarily due to higher international sales volumes of premium connections, increased efficiencies in our premium connection plants and higher revenue in our pressure control segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses for the second quarter of 2002 were $12.0 million compared to $10.1 million for the prior year period. The increase was due to higher engineering expense to support the increased number of pressure control capital equipment projects, increased research and development expenditures and commercialization of our subsea mudlift drilling technology. Additionally, higher sales and marketing expenses primarily for the international markets, and increases in administrative expenses, including public company costs, insurance, and management, supervisory and sales incentives contributed to the increase as compared to the prior-year period. As a percentage of sales, selling, general, and administrative expenses increased from 17% for the second quarter of 2001, to 19% for the second quarter of 2002.

OPERATING INCOME

         Operating income increased $1.6 million to $12.0 million for the three months ended June 30, 2002, compared to $10.4 million for the same period in 2001. Operating income for our premium connection segment increased $2.0 million from $8.2 million for the second quarter of 2001 to $10.2 million for the second quarter of 2002. Operating income for our pressure control segment increased $0.3 million to $4.9 million for the quarter ended June 30, 2002 as compared to the same period in 2001. Corporate and administrative expenses were $3.1 million for the second quarter of 2002 compared to $2.4 million for the same period in 2001.

OTHER INCOME AND EXPENSE

         Other expense for the three months ended June 30, 2001 was $ 0.7 million which was primarily attributable to expenses incurred in facilitating the offering of common stock by certain of our stockholders in May of 2001.


      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUE

         Total revenue increased $6.5 million, or 6%, to $122.1 million for the six months ended June 30, 2002 compared to $115.6 million for the six months ended June 30, 2001. Our premium connection revenue decreased $4.8 million, or 7%, to $63.6 million for the six months ended June 30, 2002 as compared to $68.4 million for the prior year period. This decrease is primarily the result of decreased demand in our North American markets due to lower rig count activity reducing demand, which was slightly offset by improvements in our international markets. Pressure control revenue increased $11.2 million, or 24%, to $58.5 million for the six months ended June 30, 2002 as compared to $47.3 million for the same period in 2001. Capital equipment revenue increased 73% due to progress made on a substantially higher backlog of long-term project orders, which are recorded on a percentage of completion basis, scheduled for delivery from the second half of 2002 to the second half of 2003. Aftermarket revenue decreased 10% over the first half of 2001 due to the decline in the worldwide offshore and U.S. rig counts.

GROSS PROFIT

         Gross profit increased $6.2 million to $44.7 million for the six months ended June 30, 2002 from $38.5 million for the six months ended June 30, 2001. The increase was primarily due to higher international volumes of premium connections, increased efficiencies in our premium connection plants and higher revenue in our pressure control segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses for the first six months of 2002 were $23.2 million compared to $19.8 million for the prior year period. The increase was due to higher engineering expense to support the increased number of pressure control capital equipment projects, increased research and development expenditures and commercialization of our subsea mudlift drilling technology. Additionally, higher sales and marketing expenses primarily for the international markets, and increases in administrative expenses, including public company costs, higher administrative expenses in our international operations, and higher insurance expenditures contributed to the increase as compared to the prior-year period. As a percentage of sales, selling, general, and administrative expenses increased from 17% for the first six months of 2001 to 19% for the half of 2002.

OPERATING INCOME

         Operating income increased $2.8 million to $21.5 million for the six months ended June 30, 2002, compared to $18.7 million for the same period in 2001. Operating income for our premium connection segment increased $3.6 million to $17.4 million from $13.8 million for the first six months of 2001. Operating income for our pressure control segment increased $0.8 million to $10.3 million for the six months ended June 30, 2002 as compared to the same period in 2001. Corporate and administrative expenses were $6.2 million for the six months ended June 30, 2002 compared to $4.7 million for the prior year period.

OTHER INCOME AND EXPENSE

         Other expense was $0.07 million for the six months ended June 30, 2002 compared to $0.8 million for the same period in 2001. Other expense for the six months ended June 2001 consists primarily of expenses incurred in facilitating the offering of common stock by certain of our stockholders in the second quarter of 2001.


                         LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading manufacturing facilities and capacity, to fund new product development and to provide for working capital. Our primary sources of funds have been from our initial public offering completed in October 2000 from which we received net proceeds of $39.6 million, cash flow from operations, and proceeds from borrowings under our bank facilities.

OPERATING ACTIVITIES

         For the six months ended June 30, 2002, cash provided by operating activities was $8.4 million primarily due to earnings, contractual cash payments received from customers for progress made on capital equipment long-term projects and utilization of deferred income tax assets, and partially offset by higher working capital requirements. Cash used in operating activities for the first half of 2001 was $5.3 million due to higher international premium connection working capital requirements to support a higher demand for our products in these markets.

INVESTING ACTIVITIES

         Net cash used in investing activities was $11.6 million for the six months ended June 30, 2002 and $10.2 million for the six months ended June 30, 2001. The investment of cash in both of these periods is attributable to capital spending. Capital spending for the first half of 2002 included $6.7 million in our premium connection segment related to plant capacity expansion and $4.2 million in our pressure control segment to replace and refurbish machine tools as well as to construct a new deepwater assembly building for blowout preventer stack assembly at our Houston plant. Capital spending during the first half of 2001 included $7.0 million in our premium connection segment primarily related to capacity expansion in North America, and $2.8 million in our pressure control segment to upgrade the equipment in our Houston plant.

CREDIT FACILITIES

         We have a domestic unsecured revolving line of credit for working capital requirements that provides up to $5.0 million (reduced from $25.0 million effective July 31, 2002), in committed revolving credit borrowings through March 31, 2003. See note 5 to our unaudited consolidated financial statements included elsewhere in this report for more information regarding subsequent events. We may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the facility fluctuate depending on our leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At June 30, 2002, there were no outstanding borrowings under this facility. Our revolving credit agreement contains covenants with respect to debt levels, tangible net worth, debt-to-capitalization and interest coverage ratios. At June 30, 2002, we were in compliance with these covenants.

         Additionally, Hydril has a committed unsecured foreign line of credit for $5.0 million (reduced from $10.0 million effective July 31, 2002), and an uncommitted foreign line of credit for $4.0 million. See note 5 to our unaudited consolidated financial statements included elsewhere in this report for more information regarding subsequent events. Under the committed facility, we may, at our election, borrow at either a prime or LIBOR based interest rate. Interest rates under this credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At June 30, 2002, there were no outstanding borrowings under this facility.

         The uncommitted line can be terminated at the bank's discretion and the interest rate is a fixed rate based on current Eurodollar market rates at the time of the draw. There were no borrowings under this line as of June 30, 2002.

OTHER

         Subsequent to June 30, 2002, the Company formally notified the holder of its senior unsecured notes of its intent to prepay $30,000,000 aggregate principal amount of the notes. On August 6, 2002, this payment was made, plus a make-whole premium of $1,215,000 relating to this prepayment. The source of funds for this payment was cash from operations. The remaining $30,000,000 million aggregate principal amount of these notes will mature on June 30, 2003. We anticipate having cash available at June 30, 2003 to pay the balance of this obligation at maturity; however, depending on the facts and circumstances at the time, we may choose to refinance all or a portion of the remaining notes.

BACKLOG

         The pressure control capital equipment backlog was $44.0 million at June 30, 2002, $55.8 million at December 31, 2001 and $58.6 million at June 30, 2001. We include in this backlog orders for pressure control capital equipment and long-term projects. It is possible for orders to be cancelled. However, in the event of cancellations, all costs incurred would be billable to the customer. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. The remaining revenue from projects currently in backlog is expected to be recorded during the remainder of 2002 and 2003. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. Our backlog of premium connection and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders.

                          CRITICAL ACCOUNTING POLICIES

         Our accounting policies are described in Note 1 "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2001 filed with the Securities and Exchange Commission. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cashflows.

REVENUE RECOGNITION

         Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below.

         Revenue from long-term contracts, which are generally contracts from six to eighteen months and an estimated contract price in excess of $1,000,000 is recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. It is possible but not contemplated that estimates of contract costs could be revised in the near term.

INVENTORIES

         Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out method for substantially all pressure control products (approximately 81% and 80% of total gross inventories at December 31, 2001 and 2000, respectively) and by the first-in, first-out method for all other inventories.

         The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value.

CONTINGENCIES

         Contingencies are accounted for in accordance with the FASB's SFAS No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal, and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a contingency is significantly different than the estimated loss, our results of operations may be over or understated.


                                  RISK FACTORS

         You should consider carefully the following risk factors and all other information contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year-ended December 31, 2001. Any of the following risks could impair our business, financial condition and operating results.

RISKS RELATING TO OUR BUSINESS

         A MATERIAL OR EXTENDED DECLINE IN OIL OR GAS PRICES COULD RESULT IN LOWER EXPENDITURES BY THE OIL AND GAS INDUSTRY, THEREBY REDUCING OUR REVENUE.

         Demand for our products and services is cyclical and substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. Demand for our pressure control products is directly affected by the number of drilling rigs being built or refurbished. A substantial or extended decline in worldwide drilling activity or in construction or refurbishment of rigs will adversely affect the demand for our products or services.

         Worldwide drilling activity as well as the construction and refurbishment of rigs, is highly sensitive to oil and gas prices and is generally dependent on the industry's view of future oil and gas prices, which have been historically characterized by significant volatility. Oil and gas prices are affected by numerous factors, including:

         o the level of worldwide oil and gas exploration and production activity;

         o worldwide demand for energy, which is affected by worldwide economic conditions;

         o the policies of the Organization of Petroleum Exporting Countries, or OPEC;

         o   the cost of producing oil and gas;

         o   interest rates and the cost of capital;

         o   technological advances affecting energy consumption;

         o   environmental regulation;

         o   tax policies; and

         o   policies of national governments.

         We expect prices for oil and natural gas to continue to be volatile and affect the demand and pricing of our products and services. A material decline in oil or gas prices could materially adversely affect our business.

         WE RELY ON A FEW DISTRIBUTORS FOR SALES OF OUR PREMIUM CONNECTIONS IN THE UNITED STATES AND CANADA; A LOSS OF ONE OR MORE OF OUR DISTRIBUTORS OR A CHANGE IN THE METHOD OF DISTRIBUTION COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

         There are a limited number of distributors who buy steel tubulars, contract with us to thread the tubulars and sell completed tubulars with our premium connections. In 2001, our eight largest distributors accounted for 71% of our premium connection sales in the United States and Canada.

         In the United States, tubular distributors have combined on a rapid basis in recent years resulting in fewer distribution alternatives for our products. In 1999, four distributors, one of which distributed our premium connections, combined to become one of the largest distributors of tubulars in the United States, and the combined company no longer distributes our products. Because of the limited number of distributors, we have few alternatives if we lose a distributor. Identifying and utilizing additional or replacement distributors may not be accomplished quickly and could involve significant additional costs. Even if we find replacement distributors, the terms of new distribution agreements may not be favorable to us. In addition, distributors may not be as well capitalized as our end-users and may present a higher credit risk.

         We cannot assure you that the current distribution system for premium connections will continue. For example, products may in the future be sold directly by tubular manufacturers to end-users or through other distribution channels such as the internet. If methods of distribution change, many of our competitors may be better positioned to take advantage of those changes than we are.

         THE CONSOLIDATION OR LOSS OF END-USERS OF OUR PRODUCTS COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND REDUCE OUR REVENUE.

         Oil and gas operators and drilling contractors have undergone substantial consolidation in the last few years. Additional consolidation is probable.

         Consolidation results in fewer end-users for our products. In addition, merger activity among both major and independent oil and gas companies also affects exploration, development and production activity, as these consolidated companies attempt to increase efficiency and reduce costs. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post-merger exploration and development budgets.

         In 2001, our two largest premium connection customers worldwide (both being distributors), each accounted for 13% of segment sales, and our ten largest premium connection customers accounted for 63% of total segment sales. In 2001, our two largest pressure control customers accounted for 13% and 12% of segment sales and our ten largest pressure control customers accounted for 56% of segment sales.

         The loss of one or more of our end-users or a reduction in exploration and development budgets as a result of industry consolidation or other reasons could adversely affect demand for our products and services and reduce our revenue.

         THE INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN REDUCED PROFITABILITY AND LOSS OF MARKET SHARE FOR US.

         Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by our customers in awarding contracts include:

         o  availability and capabilities of the equipment;

         o  ability to meet the customer's delivery schedule;

         o  price;

         o  reputation;

         o  experience; and

         o  safety record.

         Many of our major competitors are diversified multinational companies that are larger and have substantially greater financial resources, larger operating staffs and greater budgets for marketing and research and development than we do. They may be better able to compete in making equipment available faster and more efficiently, meeting delivery schedules or reducing prices. In addition, two or more of our major competitors could consolidate producing an even larger company. Also our competitors may acquire product lines that would allow them to offer a more complete package of drilling equipment and services rather than providing only individual components. As a result of any of the foregoing reasons, we could lose customers and market share to those competitors. These companies may also be better able than us to successfully endure downturns in the oil and gas industry.

         WE MAY LOSE BUSINESS TO COMPETITORS WHO PRODUCE THEIR OWN PIPE.

         In the United States and Canada and sometimes internationally, our premium connections are added to steel tubulars purchased by a distributor from third- party steel suppliers. After our premium connections are added, the distributor sells the completed premium tubular to a customer at a price that includes, but does not differentiate between, the costs of the steel pipe and the connection. Pricing of premium connections can be affected by steel prices, as the steel pipe is the largest component of the overall price. We have no control over the price of the steel pipe that is supplied for our connections.

         During 2001, we derived approximately 61% of our revenue from services or equipment ultimately provided or delivered to end-users for use outside of the United States. Many of our larger competitors, especially internationally, are integrated steel producers, who produce, rather than purchase, steel. Several foreign steel mills have formed a marketing group that is licensed to produce and sell a competing premium connections product line outside of the United States and Canada. Integrated steel producers have more pricing flexibility for tubular connections given that they control the production of both the tubular connections and the steel tubulars to which the connections are applied. This inherent pricing and supply control puts us at a competitive disadvantage, and we can lose business to integrated steel producers even if we have a better product. Other steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connections business and compete with us, including in the United States, where historically there have been few integrated producers.

         THE LEVEL AND PRICING OF TUBULAR GOODS IMPORTED INTO THE UNITED STATES AND CANADA COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND OUR RESULTS OF OPERATIONS.

         The level of imports of tubular goods, which has varied significantly over time, affects the domestic tubular goods market. High levels of imports reduce the volume sold by domestic producers and tend to reduce their selling prices, both of which could have an adverse impact on our business. We believe that United States import levels are affected by, among other things:

         o   United States and overall world demand for tubular goods;

         o the trade practices of and government subsidies to foreign producers; and

         o the presence or absence of antidumping and countervailing duty orders.

         In many cases, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production or their prices in their home market or a major third-country market, a practice commonly referred to as "dumping." If not constrained by antidumping duty orders and counterveiling duty orders, which impose duties on imported tubulars to offset dumping and subsidies provided by foreign governments, this practice allows foreign producers to capture sales and market share from domestic producers. Duty orders normally reduce the level of imported goods and result in higher prices in the United States market. Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party.

         In addition, antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews". Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic injury is likely to continue or recur. Antidumping duty orders continue to cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order continues to cover imports from Italy. On July 17, 2001, the Department of Commerce ordered the continuation of the countervailing and antidumping duty orders on tubular goods other than drill pipe on Argentina, Italy, Korea and Mexico, and the continuation of the antidumping duty order on tubular goods, inclusive of drill pipe, from Japan. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside the U.S. The Department of Commerce intends to initiate the next five-year review of these orders no later that June 2006.

         OVERCAPACITY IN THE PRESSURE CONTROL INDUSTRY AND HIGH FIXED COSTS COULD EXACERBATE THE LEVEL OF PRICE COMPETITION FOR OUR PRODUCTS, ADVERSELY AFFECTING OUR BUSINESS AND REVENUE.

         Historically, there has been overcapacity in the pressure control equipment industry. When oil and gas prices fall, cash flows of our customers are reduced, leading to lower levels of expenditures and reduced demand for pressure control equipment. Under these conditions, the overcapacity causes increased price competition in the sale of pressure control products and aftermarket services as competitors seek to capture the reduced business to cover their high fixed costs and avoid the idling of manufacturing facilities. Because we have multiple facilities that produce different types of pressure control products, it is even more difficult for us to reduce our fixed costs since to do so we might have to shut down more than one plant. During and after periods of increasing oil and gas prices when sales of pressure control products may be increasing, the overcapacity in the industry will tend to keep prices for the sale of pressure control products lower than if overcapacity were not a factor. As a result, when oil and gas prices are low, or are increasing from low levels because of increased demand, our business and revenue may be adversely affected because of either reduced sales volume or sales at lower prices or both.

         IF WE DO NOT DEVELOP, PRODUCE AND COMMERCIALIZE NEW COMPETITIVE TECHNOLOGIES AND PRODUCTS, OUR REVENUE MAY DECLINE.

         The markets for premium connections and pressure control products and services are characterized by continual technological developments. As a result, substantial improvements in the scope and quality of product function and performance can occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response to changes in technology, our business and revenue may be adversely affected. Our future ability to develop new products depends on our ability to:

         o design and commercially produce products that meet the needs of our customers;

         o  successfully market new products; and

         o  obtain and maintain patent protection.

         We may encounter resource constraints or technical or other difficulties that could delay introduction of new products and services in the future. Our competitors may introduce new products before we do and achieve a competitive advantage.

         Additionally, the time and expense invested in product development may not result in commercial applications and provide revenue. We could be required to write off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

         IF WE ARE NOT SUCCESSFUL IN DEVELOPING AND COMMERCIALIZING SUBSEA MUDLIFT DRILLING TECHNOLOGY OR COMMERCIALIZING OUR ADVANCED COMPOSITE TUBING, OUR GROWTH PROSPECTS MAY BE REDUCED.

         We have been working with a number of operators and drilling contractors to develop a subsea mudlift drilling technology that, if successful, would enable oil and gas operators to economically drill for and produce oil and gas in ultra-deepwater in excess of 5,000 feet. In October 2001, the subsea drilling project successfully completed its final phase by drilling a test well in the Gulf of Mexico. The joint industry project team has completed its work and Hydril is now in the process of refining the design of the equipment and pursuing commercialization of this technology. However, there are other groups of companies in our industry that are also developing competing technologies for deepwater drilling, and they may be ahead of us in completing development of their technology. If one or more of these groups develops a commercially viable technology before we do, they may gain a significant competitive advantage over us.

         In addition, the cost to implement the technology may be high and there may be little demand for the completed technology. We are devoting significant resources to the development of subsea mudlift drilling technology.

         At the end of 1999, we introduced a line of advanced composite tubing that is lightweight, flexible and resists corrosion and fatigue. We are marketing the tubing for use in transporting oil and gas both out of the well and from the well to storage facilities. During 2000, we began the initial commercial production and shipments of advanced composite tubing. During
2001, we reorganized the management directly responsible for the advanced composite tubing and began the process of making certain refinements to the products and developing marketing strategies which continued in 2002. Companies with greater financial and marketing resources than us have already developed and are selling proprietary tubing similar to our advanced composite tubing.

         If we are unable to successfully develop and commercialize subsea mudlift drilling, commercialize our advanced composite tubing, or successfully implement other technological or R&D type activities, our growth prospects may be reduced and the level of our future revenue may be materially and adversely affected. In addition, if we are unsuccessful we could be required to write-off any capitalized investment in a new product that does not reach commercial viability.

         LIMITATIONS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD CAUSE A LOSS IN REVENUE AND ANY COMPETITIVE ADVANTAGE WE HOLD.

         Some of our products and the processes we use to produce them have been granted United States and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted from our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. If our patents are not enforceable, our business may be adversely affected. In addition, if any of our products infringe patents held by others, our financial results may be adversely affected. Our competitors may be able to independently develop technology that is similar to ours without infringing on our patents. The latter is especially true internationally where the protection of intellectual property rights may not be as effective. In addition, obtaining and maintaining intellectual property protection internationally may be significantly more expensive than doing so domestically. We may have to spend substantial time and money defending our patents. After our patents expire, our competitors will not be legally constrained from developing products substantially similar to ours.

         THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Neil G. Russell, our Vice President of our Premium Connection segment, Charles E. Jones, our Vice President of our Pressure Control segment, and Michael C. Kearney, Chief Financial Officer and Vice President-Administration. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We do not have employment or non-competition agreements with any members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

         IF WE ARE UNABLE TO ATTRACT AND RETAIN SKILLED LABOR, THE RESULTS OF OUR MANUFACTURING AND SERVICES ACTIVITIES WILL BE ADVERSELY AFFECTED.

         Our ability to operate profitably and expand our operations depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers is currently high and the supply is limited, particularly in the case of skilled and experienced engineers and machinists. Because of the cyclical nature of our industry, many qualified workers choose to work in other industries where they believe lay-offs as a result of cyclical downturns are less likely. As a result, our growth may be limited by the scarcity of skilled labor. Even if we are able to attract and retain employees, the intense competition for them, especially when our industry is in the top of its cycle, may increase our compensation costs. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. If our compensation costs increase or we cannot attract and retain skilled labor, the immediate effect on us would be a reduction in our profits and the extended effect would be diminishment of our production capacity and profitability and impairment of any growth potential.

         OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC AND OTHER RISKS.

         In 2001, approximately 61% of our total revenue was derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 32% of our revenue was derived from products which were produced outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include:

         o   political instability, civil disturbances and war;

         o   nationalization, expropriation, and nullification of contracts;

         o   changes in regulations and labor practices;

         o   changes in currency exchange rates and potential devaluations;

         o changes in currency restrictions which could limit the repatriations of profits or capital;

         o   restrictive actions by local governments

         o   seizure of plant and equipment; and

         o   changes in foreign tax laws.

         We have manufacturing facilities in Warri and Port Harcourt, Nigeria and in Batam, Indonesia. Both of these countries in recent history have experienced civil disturbances and violence. An interruption of our international operations could reduce our earnings or adversely affect the value of our foreign assets. The occurrence of any of these risks could also have an adverse effect on demand for our products and services or our ability to provide them.

         WE MAY LOSE MONEY ON FIXED PRICE CONTRACTS, AND SUCH CONTRACTS COULD CAUSE OUR QUARTERLY REVENUE AND EARNINGS TO FLUCTUATE SIGNIFICANTLY.

         Almost all of our pressure control projects, including all of our larger engineered subsea control systems projects, are performed on a fixed-price basis. This means that we are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

         o   errors in cost, design or production time estimates;

         o   engineering design changes;

         o   changes requested by customers; and

         o   changes in the availability and cost of labor and material.

         The variations and the risks inherent in engineered subsea control systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. Our significant losses in 1997 through 1999 on fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment are an example of the problems we can experience with fixed-price contracts.

         OUR QUARTERLY SALES AND EARNINGS MAY VARY SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Fluctuations in quarterly sales and earnings could adversely affect the trading price of our common stock. Our quarterly sales may vary significantly from quarter to quarter depending upon:

         o   the level of drilling activity worldwide;

         o the variability of customer orders, especially for premium connections, which are particularly unpredictable in international markets;

         o   the mix of our products sold and the margins on those products; and

         o   new products offered and sold by us or our competitors.

         Revenue derived from current or future pressure control long-term projects is expected to be realized over periods of two to six quarters. As a result, our revenue and earnings could fluctuate significantly from quarter to quarter if there is any delay in completing these projects or if revenue is recognized sooner than expected. In addition, our fixed costs cause our margins to decrease when demand is low and manufacturing capacity is underutilized.

         WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS, WHICH WOULD ADVERSELY AFFECT OUR RESULTS AND FINANCIAL CONDITION.

         Most of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, or suspension of operations. Damages arising from an occurrence at a location where our products are used have in the past and may in the future result in the assertion of potentially large claims against us.

         While we maintain insurance coverage against these risks, this insurance may not protect us against liability for some kinds of events, including specified events involving pollution, or against losses resulting from business interruption. Our insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any claims made under our policies will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, could reduce our earnings and our cash available for operations.

         CHANGES IN REGULATION OR ENVIRONMENTAL COMPLIANCE COSTS AND LIABILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

         Our business is affected by changes in public policy, federal, state and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect our operations by limiting available drilling and other opportunities in the oil and gas exploration and production industry. Our operations and properties are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Many of our operations require permits that may be revoked or modified, that we are required to renew from time to time. Failure to comply with such laws, regulations or permits can result in substantial fines and criminal sanctions, or require us to purchase costly pollution control equipment or implement operational changes or improvements. We incur, and expect to continue to incur, substantial capital and operating costs to comply with environmental laws and regulations.

         We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are or have been used for industrial purposes for many years. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, including property owned or leased by us now or in the past or third party sites to which we sent waste for disposal. We also could become subject to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. See Note 3 to our unaudited consolidated financial statements included elsewhere in this report for more information regarding environmental contingencies.

         LIABILITY TO CUSTOMERS UNDER WARRANTIES MAY MATERIALLY AND ADVERSELY AFFECT OUR EARNINGS.

         We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our equipment and premium connections are complex and often deployed several miles below the earth's surface in critical environments as well as subsea. Failure of this equipment or our premium connections to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be materially and adversely affected.

         OUR DEBT INSTRUMENTS CONTAIN COVENANTS THAT LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY.

         Under the terms of our revolving credit facility, we must maintain minimum levels of tangible net worth, not exceed levels of debt specified in the agreement, to comply with a fixed coverage test and to not exceed a maximum leverage ratio. The long-term note agreement for the senior notes has one financial event of default covenant, which is a minimum tangible net worth test. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock.

         Our ability to meet the financial ratios and tests under our revolving credit facility and our note agreement can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests. A breach under the note agreement or our revolving credit facility could permit the lenders to accelerate the debt so that it is immediately due and payable. No further borrowings would be available under the revolving credit facility.

         EXCESS CASH IS INVESTED IN MARKETABLE SECURITIES WHICH MAY SUBJECT US TO POTENTIAL LOSSES.

         We invest excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency. However, changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of our short-term investments.


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

         Since completing the offering, we have used $21.0 million of the proceeds to expand manufacturing capacity at our premium connection facilities, $10.2 million to upgrade machinery and equipment in our Houston pressure control plants and $3.6 million for the expansion of our advanced composite tubing production, and the development and commercialization of our subsea mudlift drilling technology. The balance of the proceeds to Hydril ($4.8 million at June 30, 2002) is invested in various high-grade securities and money market accounts and will be used to complete approved capital expenditures that are currently in progress to expand our manufacturing capacity to produce premium connections, upgrade machine tools that we use in the manufacturing of our pressure control products and commercialize our subsea mudlift drilling technology.

PART II, ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was held on May 21, 2002. There were 77,591,002 votes represented at the meeting in person or by proxy, out of 93,925,624 votes entitled to be cast, constituting a quorum. The following are the results of the vote:


     PROPOSALS:

                                                                                                                            BROKER
                                               FOR                AGAINST          WITHHELD             ABSTAIN            NON-VOTES
                                            ----------            -------          --------             -------            ---------
     ELECTION OF DIRECTORS

       Richard A. Archer                    77,091,862                 --           499,140                   --                 --
       Gordon T. Hall                       77,091,987                 --           499,015                   --                 --
       Richard C. Seaver                    77,042,321                 --           548,681                   --                 --
       T. Don Stacy                         77,091,862                              499,140


     APPROVAL OF APPOINTMENT
       OF DELOITTE & TOUCHE LLP
       AS INDEPENDENT PUBLIC
       ACCOUNTANTS                          77,412,261            178,691                --                   50                 --

PART II, ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.1 Fourth Amendment to Second Amended and Restated Loan Agreement dated as of July 31, 2002 among Hydril Company and Bank One, NA.



Reports on Form 8-K:

         On April 9, 2002, we filed a Form 8-K which disclosed the approval and terms of a Rights Agreement entered into by Hydril Company.

         On April 22, 2002, we filed a Form 8-K which disclosed financial information to be presented by officers of Hydril Company to analysts, investment banking firms and prospective investors beginning on April 22, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HYDRIL COMPANY


 Date:  August 14, 2002      By: /s/ Michael C. Kearney
                                     -------------------------------------------
                                     Michael C. Kearney
                                     Chief Financial Officer and Vice President-
                                Administration (Authorized officer and principal accounting and financial officer)