Form 10-Q
period 2002-09-30
HYDRIL CO
filed 2002-11-13
CIK 1116030

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31579

HYDRIL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	95-2777268
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3300 North Sam Houston Parkway East Houston, Texas	77032-3411
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (281) 449-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares outstanding at November 5, 2002:
Common stock, $.50 par value, 15,328,438 shares outstanding
Class B common stock, $.50 par value, 7,182,427 shares outstanding

HYDRIL COMPANY

HYDRIL COMPANY
Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)
	September 30, 2002	December 31, 2001
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$65,685	$89,346
Receivables:
Trade, less allowance for doubtful accounts: 2002, $1,199; 2001, $1,332	31,870	36,836
Contract costs and estimated earnings in excess of billings	7,418	—
Other	345	642

Total receivables	39,633	37,478

Inventories:
Finished goods	23,200	33,057
Work-in-process	13,972	9,525
Raw materials	5,735	6,295

Total inventories	42,907	48,877

Deferred tax asset	4,006	8,566
Other current assets	2,255	2,461

Total current assets	154,486	186,728

PROPERTY:
Land and improvements	19,144	18,344
Buildings and equipment	50,910	41,854
Machinery and equipment	151,731	138,064
Construction-in-progress	5,115	17,753

Total	226,900	216,015
Less accumulated depreciation and amortization	(119,702)	(115,977)

Property, net	107,198	100,038

OTHER LONG-TERM ASSETS:
Deferred tax asset	521	1,091
Other assets	5,292	4,314

TOTAL	$267,497	$292,171

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	September 30, 2002	December, 31, 2001
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$13,753	$23,358
Billings in excess of contract costs and estimated earnings	7,448	12,641
Accrued liabilities	17,654	17,266
Current portion of long-term debt	30,000	234
Current portion of capital leases	—	52
Income taxes payable	1,398	2,449

Total current liabilities	70,253	56,000

LONG-TERM LIABILITIES:
Long-term debt, excluding current portion	—	60,000
Deferred tax liability	453	411
Other	15,170	15,575

Total long-term liabilities	15,623	75,986

CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding
Common stock-authorized 75,000,000 shares of $.50 par value; 15,273,339 and 14,359,596 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	7,637	7,180
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 7,182,427 and 7,966,404 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	3,591	3,983
Additional paid in capital	42,521	41,033
Retained earnings	127,872	107,989

Total stockholders’ equity	181,621	160,185

TOTAL	$267,497	$292,171

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Unaudited Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE	$62,133	$66,658	$184,256	$182,290
COST OF SALES	38,506	43,380	115,908	120,521

GROSS PROFIT	23,627	23,278	68,348	61,769

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	3,265	2,569	9,306	7,450
Sales and marketing	4,158	3,818	12,484	11,290
General and administration	3,667	4,438	12,479	11,880

Total	11,090	10,825	34,269	30,620

OPERATING INCOME	12,537	12,453	34,079	31,149

INTEREST EXPENSE	(2,035)	(1,082)	(4,269)	(3,348)
INTEREST INCOME	328	617	1,158	2,380
OTHER INCOME (EXPENSE)	(71)	(160)	(141)	(918)

INCOME BEFORE INCOME TAXES	10,759	11,828	30,827	29,263
PROVISION FOR INCOME TAXES	3,820	4,259	10,944	10,535

NET INCOME	$6,939	$7,569	$19,883	$18,728

NET INCOME PER SHARE:
BASIC	$0.31	$0.34	$0.89	$0.84

DILUTED	$0.30	$0.33	$0.87	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	22,423,891	22,264,296	22,381,720	22,179,021
DILUTED	22,910,796	22,596,177	22,834,778	22,584,980

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,883	$18,728

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,932	6,763
Deferred income taxes	5,464	6,669
Provision for doubtful accounts	(29)	(86)
Change in operating assets and liabilities:
Receivables	5,292	(15,468)
Contract costs and estimated earnings in excess of billings	(7,418)	197
Inventories	5,970	(3,407)
Other current and noncurrent assets	(260)	(84)
Accounts payable	(9,605)	(536)
Billings in excess of contract costs and estimated earnings	(5,193)	3,502
Accrued liabilities	388	(924)
Income taxes payable	(1,051)	(66)
Other long-term liabilities	(405)	152

Net cash provided by operating activities	20,968	15,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,240)	(17,912)

Net cash used in investing activities	(15,240)	(17,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	1,071
Repayment of debt	(30,234)	(1,468)
Repayment of capital leases	(52)	(199)
Net proceeds from issuance of common stock	185	86
Net proceeds from exercise of stock options	712	1,029

Net cash provided by (used in) financing activities	(29,389)	519

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,661)	(1,953)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,346	73,279

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,685	$71,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,158	$3,194
Income taxes paid:
Domestic	43	198
Foreign	4,850	3,857

See notes to unaudited consolidated financial statements

Hydril Company
Part I, Item 1: Notes to Unaudited Consolidated Financial Statements

Note 1 — BASIS OF PRESENTATION

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

Reclassifications- Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year’s presentation.

Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

Note 2 — LONG-TERM CONTRACTS

The components of long-term contracts as of September 30, 2002 and December 31, 2001 consist of the following:

	September 30, 2002	December 31, 2001
	(in thousands)
Costs and estimated earnings on uncompleted contracts	$39,759	$8,993
Less: billings to date	(39,789)	(21,634)

Excess of billings over costs and estimated earnings	$(30)	$(12,641)

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$7,418	$—
Billings in excess of contract costs and estimated earnings	(7,448)	(12,641)

Total	$(30)	$(12,641)

Note 3—CONTINGENCIES

The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management, these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

The Company was identified as one of many potentially responsible parties at a waste disposal site in California. The Company’s agreed upon share of total site cleanup costs was approximately $303,000, which was paid in full in July 2002. This obligation had been adequately reserved for in the financial statements and did not materially affect the Company’s results of operations or financial condition.

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

Note 4—LONG-TERM DEBT

The Company’s borrowings as of September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001
	(in thousands)
Senior notes	$30,000	$60,000
Revolving lines of credit	—	—
IBM note financing	—	234

Total	30,000	60,234
Less current portion	(30,000)	(234)

Total long-term debt	$—	$60,000

During the third quarter of 2002, the Company formally notified the noteholders of its $60,000,000 senior unsecured notes of its intent to prepay $30,000,000 aggregate principal amount of the notes. On August 6, 2002, this payment was made, plus a make-whole premium of $1,215,000 relating to this prepayment. The make-whole premium is included as interest expense in the consolidated statement of operations.

The remaining $30,000,000 senior unsecured notes bear interest at a rate of 6.85% per annum, which is payable quarterly. The senior notes mature June 30, 2003 and may not be prepaid prior to this date unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. The long-term note agreement for these notes has one financial event of default covenant, a minimum tangible net worth test, which the Company was in compliance with at September 30, 2002. Additional financial tests under the long-term note agreement, if not passed, restrict the Company’s ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At September 30, 2002, the Company satisfied these financial incurrence tests.

At September 30, 2002, the Company had available $10,000,000 in total committed unsecured revolving lines of credit. Of this, $5,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Effective July 31, 2002, the Company decreased the amount available on its U.S. line of credit from $25,000,000 to $5,000,000. This credit line will mature March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company’s leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At September 30, 2002, there were no outstanding borrowings under this credit facility. There are covenants under this line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at September 30, 2002.

Additionally, effective July 31, 2002, the Company decreased the amount available on its foreign facility from $10,000,000 to $5,000,000. This credit facility matures March 31, 2003. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company’s leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At September 30, 2002, there were no outstanding borrowings under this facility.

The Company previously had an uncommitted foreign line of credit for $4,000,000 which could be terminated at the Company’s or the bank’s discretion. During August 2002, this facility was terminated at the Company’s request.

Note 5—EARNINGS PER SHARE

The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares from the proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the nine months ended September 30, 2002 and 2001 were 22,381,720 and 22,179,021, respectively, while the three months ended September 30, 2002 and 2001 were 22,423,891 and 22,264,296, respectively. Diluted weighted average shares outstanding for the nine months ended September 30, 2002 and 2001 were 22,834,778 and 22,584,980, respectively, and for the three months ended September 30, 2002 and 2001 were 22,910,796 and 22,596,177, respectively.

Note 6—SEGMENT AND RELATED INFORMATION

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company has identified the following reportable segments: Premium Connection and Pressure Control.

The Company’s premium connection segment manufactures premium connections that are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deepwater, deep-formation and horizontal wells. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Houston, Texas; Westwego, Louisiana; Bakersfield, California; Nisku, Alberta, Canada; Aberdeen, Scotland; Veracruz, Mexico; Batam, Indonesia; and Port Harcourt and Warri, Nigeria.

The Company’s pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling and well completion typically employed in harsh environments. The Company’s pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides aftermarket replacement parts, repair and field services for its installed base of pressure control equipment. Hydril manufactures pressure control products at two plant locations in Houston, Texas.

The accounting policies of the segments are the same as those described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2001 filed with the Securities and Exchange Commission. The Company evaluates performance based on operating income or loss.

Financial data for the business segments for the three and nine months ended September 30, 2002 and 2001 is as follows: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue
Premium Connection	$32,816	$38,815	$96,417	$107,180
Pressure Control	29,317	27,843	87,839	75,110

Total	$62,133	$66,658	$184,256	$182,290

Operating income (loss)
Premium Connection	$9,926	$8,812	$27,366	$22,654
Pressure Control	5,372	6,370	15,693	15,934
Corporate Administration	(2,761)	(2,729)	(8,980)	(7,439)

Total	$12,537	$12,453	$34,079	$31,149

Depreciation expense
Premium Connection	$1,679	$1,509	$4,902	$4,255
Pressure Control	632	445	1,725	1,283
Corporate Administration	444	398	1,305	1,225

Total	$2,755	$2,352	$7,932	$6,763

Capital expenditures
Premium Connection	$1,256	$4,285	$8,002	$11,312
Pressure Control	2,117	2,990	6,336	5,757
Corporate Administration	223	437	902	843

Total	$3,596	$7,712	$15,240	$17,912

Note 7—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS 141 and 142 effective January 1, 2002, which had no material impact on our results of operations or financial condition.

In August and October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has evaluated the provisions of SFAS 143 and expects no impact on its financial statements from the adoption of this standard. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, “Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to be Disposed of”, and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002, which had no material impact on our results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, unless the debt extinguishment meets the “unusual in nature and infrequency of occurrence” criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company’s early adoption of SFAS 145, effective July 1, 2002, had no material impact on our results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for fiscal years beginning after January 1, 2003. The Company is currently evaluating the impact of adopting SFAS 146; however, it does not expect the adoption to materially affect its results of operations or financial condition.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under “RISK FACTORS” elsewhere in this report and in Hydril Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission, include the impact of oil and natural gas prices and worldwide economic conditions on drilling activity, and the demand for and pricing of Hydril’s products and Hydril’s assumptions relating thereto. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.

OVERVIEW

Hydril Company is engaged worldwide in engineering, manufacturing and marketing premium connections and pressure control products used for oil and gas drilling and production. Our premium connections are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deepwater, deep-formation and horizontal wells. Our pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance of oil and gas wells. We also provide aftermarket replacement parts, repair and field services for our installed base of pressure control equipment. These products and services are required on a recurring basis because of the impact of the extreme conditions in which pressure control products are used.

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

Average U.S. Rig Count Over 15,000 ft (1)		Average Gulf of Mexico Rig Count Over 1,500 ft Water Depth (2)	Average International Rig Count (3)
Quarter Ended	Number of Rigs	Number of Rigs	Number of Rigs
09/30/01	172	31	757
12/31/01	149	32	748
03/31/02	128	28	731
06/30/02	129	25	725
09/30/02	134	23	718

Average Worldwide Offshore Rig Count (4)		Average U.S. Total Rig Count (5)
Quarter Ended	Number of Rigs	Number of Rigs
09/30/01	375	1,242
12/31/01	359	1,004
03/31/02	351	814
06/30/02	339	808
09/30/02	342	853

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

(5)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue

Total revenue decreased $4.5 million, or 7%, to $62.1 million for the three months ended September 30, 2002 compared to $66.6 million for the three months ended September 30, 2001. Our premium connection revenue decreased $6.0 million, or 15%, to $32.8 million for the three months ended September 30, 2002, as compared to $38.8 million for the prior year period. The decrease in premium connection revenue was due to lower active rig counts in North America which reduced demand for our products, resulting in lower sales volumes. Pressure control revenue increased $1.5 million, or 5%, to $29.3 million for the three months ended September 30, 2002 as compared to $27.8 million for the same period in 2001. Pressure control capital equipment revenue increased 43% over the prior-year period due to progress made on long-term project orders, which are recorded on a percentage of completion basis, scheduled for delivery through the fourth quarter of 2003. Pressure control aftermarket revenue decreased 20% due to lower sales volumes caused by lower demand, as a result of the decline in the worldwide offshore and U.S. rig counts.

Gross Profit

Gross profit increased $0.3 million to $23.6 million for the three months ended September 30, 2002 from $23.3 million for the three months ended September 30, 2001. The increase was primarily due to increased efficiencies in our premium connection plants, which was partially offset by a product mix shift in our pressure control segment from higher-margin aftermarket spare parts to lower-margin capital equipment.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the third quarter of 2002 were $11.1 million compared to $10.8 million for the prior year period. The increase was the result of higher engineering expenses to support capital equipment projects in production and research and development efforts, which were partially offset by lower general and administrative expenses resulting from lower corporate expenses. As a percentage of sales, selling, general, and administrative expenses increased from 16% for the third quarter of 2001, to 18% for the third quarter of 2002.

Operating Income

Operating income increased $0.1 million to $12.5 million for the three months ended September 30, 2002, compared to $12.4 million for the same period in 2001. Operating income for our premium connection segment increased $1.1 million from $8.8 million for the third quarter of 2001 to $9.9 million for the third quarter of 2002. Operating income for our pressure control segment decreased $1.0 million to $5.4 million for the quarter ended September 30, 2002 as compared to $6.4 million for the same period in 2001. Corporate and administrative expenses were $2.8 million for the third quarter of 2002 compared to $2.7 million for the same period in 2001.

Interest Expense

Interest expense for the three months ended September 30, 2001 increased $1.0 million to $ 2.0 million compared to the prior year period. This increase is attributable to a $1.2 million make-whole premium on our prepayment of $30 million of our senior unsecured notes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue

Total revenue increased $2.0 million, or 1%, to $184.3 million for the nine months ended September 30, 2002 compared to $182.3 million for the nine months ended September 30, 2001. Our premium connection revenue decreased $10.8 million, or 10%, to $96.4 million for the nine months ended September 30, 2002 as compared to $107.2 million for the prior year period. This decrease is primarily the result of decreased demand for premium connections in our North American markets due to lower rig count activity. Pressure control revenue increased $12.7 million, or 17%, to $87.8 million for the nine months ended September 30, 2002 as compared to $75.1 million for the same period in 2001. Capital equipment revenue increased $18.8 million, or 62%, due to progress made on long-term project orders, which are recorded on a percentage of completion basis, scheduled for delivery through the fourth quarter of 2003. Aftermarket revenue decreased $6.1 million, or 14% from the prior year period due to lower sales volumes caused by a decrease in demand, resulting from the decline in the worldwide offshore and U.S. rig counts.

Gross Profit

Gross profit increased $6.5 million to $68.3 million for the nine months ended September 30, 2002 from $61.8 million for the nine months ended September 30, 2001. The increase was primarily due to increased efficiencies in our premium connection plants and higher capital equipment revenue in our pressure control segment which was partially offset by lower aftermarket revenue.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the first nine months of 2002 were $34.3 million compared to $30.6 million for the prior year period. The increase was due primarily to higher engineering expense to support the increased number of pressure control capital equipment projects and increased research and development expenditures. Additionally, higher sales and marketing expenses, primarily for the international markets for sales commissions to agents, and increases in administrative expenses contributed to the increase as compared to the prior year period. As a percentage of sales, selling, general, and administrative expenses increased from 17% for the first nine months of 2001 to 19% for the same period in 2002.

Operating Income

Operating income increased $2.9 million to $34.0 million for the nine months ended September 30, 2002, compared to $31.1 million for the same period in 2001. Operating income for our premium connection segment increased $4.7 million to $27.4 million from $22.7 million for the nine months of 2001. Operating income for our pressure control segment decreased $0.2 million to $15.7 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Corporate and administrative expenses were $9.0 million for the nine months ended September 30, 2002 compared to $7.4 million for the prior year period.

Interest Expense

Interest expense for the nine months ended September 30, 2002 increased $0.9 million to $4.3 million compared to the prior year period. This increase is attributable to a $1.2 million make-whole premium on our prepayment of $30 million of our senior unsecured notes.

Other Expense

Other expense was $0.1 million for the nine months ended September 30, 2002 compared to $0.9 million for the same period in 2001. Other expense for the nine months ended September 30, 2001 consists primarily of expenses incurred in facilitating the offering of common stock by certain of our stockholders in the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading manufacturing facilities and capacity, to fund new product development, to provide for working capital, and to repay indebtedness. Our primary sources of funds have been from our initial public offering completed in October 2000 from which we received net proceeds of $39.6 million, cash flow from operations, and proceeds from borrowings under our bank facilities.

Operating Activities

For the nine months ended September 30, 2002, cash provided by operating activities was $21.0 million primarily due to earnings, contractual cash payments received from customers for progress made on capital equipment long-term projects and utilization of deferred income tax assets, the effects of which were partially offset by higher working capital requirements. Cash provided by operating activities for the nine months ended September 30, 2001 was $15.4 million due to earnings in both of our segments driven by higher revenue, utilization of deferred tax assets, and decreases in working capital requirements.

Investing Activities

Net cash used in investing activities was $15.2 million for the nine months ended September 30, 2002 and $17.9 million for the nine months ended September 30, 2001. The investment of cash in both of these periods is attributable to capital spending. Capital spending for the nine months ended September 30, 2002 included $8.0 million in our premium connection segment related to plant capacity expansion and $6.3 million in our pressure control segment to replace and refurbish machine tools as well as to construct a new deepwater assembly building for blowout preventer stack assembly at our Houston plant. Capital spending for the same period in 2001 included $5.7 million in our premium connection segment primarily related to plant capacity expansion in North America, and $5.8 million in our pressure control segment to upgrade the equipment in our Houston plant.

Credit Facilities

We have two unsecured revolving lines of credit for working capital requirements that provide up to $10.0 million in total committed revolving credit borrowings through March 31, 2003. Of these, $5.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Effective July 31, 2002, the Company decreased the amount available on the U.S. line of credit from $25.0 million to $5.0 million. Under this line, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the facility fluctuate depending on our leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At September 30, 2002, there were no outstanding borrowings under this facility. Our revolving credit agreement contains covenants with respect to debt levels, tangible net worth, debt-to-

capitalization and interest coverage ratios. At September 30, 2002, we were in compliance with these covenants.

Additionally, effective July 31, 2002, the Company decreased the amount available on its foreign facility from $10.0 million to $5.0 million. We may, at our election, borrow at either a prime or LIBOR based interest rate. Interest rates under this credit line fluctuate depending on the Company’s leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At September 30, 2002, there were no outstanding borrowings under this facility.

The Company previously had an uncommitted foreign line of credit for $4.0 million which could be terminated at the Company’s or the bank’s discretion. During August 2002, this facility was terminated at the request of the Company.

Other

During the quarter ended September 30, 2002, the Company formally notified the holder of its senior unsecured notes of its intent to prepay $30.0 million aggregate principal amount of the notes. On August 6, 2002, this payment was made, plus a make-whole premium of $1.2 million relating to this prepayment. The source of funds for this payment was cash from operations. The remaining $30.0 million aggregate principal amount of these notes will mature on June 30, 2003. We anticipate having cash available at June 30, 2003 to pay the balance of this obligation at maturity; however, depending on the facts and circumstances at the time, we may choose to refinance all or a portion of the remaining notes.

Backlog

The pressure control capital equipment backlog was $40.5 million at September 30, 2002, $55.8 million at December 31, 2001 and $54.5 million at September 30, 2001. We include in this backlog orders for pressure control capital equipment and long-term projects. It is possible for orders to be cancelled. However, in the event of cancellations, all costs incurred would be billable to the customer. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. The remaining revenue from projects currently in backlog is expected to be recorded during the remainder of 2002 and 2003. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. Our backlog of premium connection and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2001 filed with the Securities and Exchange Commission. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cashflows.

Revenue Recognition

Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below.

Revenue from long-term contracts, which are generally contracts from six to eighteen months and an estimated contract price in excess of $1,000,000 is recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. It is possible but not contemplated that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes.

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

Contingencies

Contingencies are accounted for in accordance with the FASB’s SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal, and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a contingency is significantly different than the estimated loss, our results of operations may be adjusted in the period in which the actual loss is realized.

RISK FACTORS

You should consider carefully the following risk factors and all other information contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year-ended December 31, 2001. Any of the following risks could impair our business, financial condition and operating results.

Risks Relating to Our Business

A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.

Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. Demand for our pressure control products is directly affected by the number of drilling rigs being built or refurbished. A substantial or extended decline in worldwide drilling activity or in construction or refurbishment of rigs will adversely affect the demand for our products or services.

Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry’s view of future oil and gas prices, which have been historically characterized by significant volatility. Oil and gas prices are affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production activity;

•	worldwide demand for energy, which is affected by worldwide economic conditions;

•	the policies of the Organization of Petroleum Exporting Countries, or OPEC;

•	the cost of producing oil and gas;

•	interest rates and the cost of capital;

•	technological advances affecting energy consumption;

•	environmental regulation;

•	level of oil and gas inventories in storage;

•	tax policies;

•	policies of national governments; and

•	war, civil disturbances and political instability, such as the possibility of a change in the political regime in Iraq.

We expect prices for oil and natural gas to continue to be volatile and affect the demand and pricing of our products and services. A material decline in oil or gas prices could materially adversely affect our business. In addition, recessions and other adverse economic conditions can also cause declines in spending levels by the oil and gas industry, and thereby decrease our revenue and materially adversely affect our business.

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

Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by our customers in awarding contracts include:

•	availability and capabilities of the equipment;

•	ability to meet the customer’s delivery schedule;

•	price;

•	reputation;

•	experience; and

•	safety record.

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

In the United States and Canada and sometimes internationally, our premium connections are added to steel tubulars purchased by a distributor from third-party steel suppliers. After our premium connections are added, the distributor sells the completed premium tubular to a customer at a price that includes, but does not differentiate between, the costs of the steel pipe and the connection. Pricing of premium connections can be affected by steel prices, as the steel pipe is the largest component of the overall price. We have no control over the price of the steel pipe that is supplied for our connections.

During 2001, we derived approximately 61% of our revenue from services or equipment ultimately provided or delivered to end-users for use outside of the United States. Many of our larger competitors, especially internationally, are integrated steel producers, who produce, rather than purchase, steel. Several foreign steel mills have formed a marketing group that is licensed to produce and sell a competing premium connections product line outside of the United States and Canada. Foreign integrated steel producers have more pricing flexibility for premium connections since they control the production of both the steel tubulars to which the connections are applied, as well as the premium connections. This inherent pricing and supply control puts us at a competitive disadvantage, and we could lose business to integrated steel producers even if we may have a better product. The recent acquisition or future acquisitions of U.S. tubular steel manufacturing capacity by foreign integrated steel producers could result in a loss of market share for Hydril. Other steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connections business and compete with us, including in the United States, where historically there have been few integrated producers.

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

The level of imports of tubular goods, which has varied significantly over time, affects the domestic tubular goods market. High levels of imports reduce the volume sold by domestic producers and tend to reduce their selling prices, both of which could have an adverse impact on our business. We believe that United States import levels are affected by, among other things:

•	United States and overall world demand for tubular goods;

•	the trade practices of and government subsidies to foreign producers; and

•	the presence or absence of antidumping and countervailing duty orders.

In many cases, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production or their prices in their home market or a major third-country market, a practice commonly referred to as “dumping.” If not constrained by antidumping duty orders and counterveiling duty orders, which impose duties on imported tubulars to offset dumping and subsidies provided by foreign governments, this practice allows foreign producers to capture sales and market share from domestic producers. Duty orders normally reduce the level of imported goods and result in higher prices in the United States market. Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party.

In addition, antidumping and countervailing duty orders may be revoked as a result of periodic “sunset reviews”. Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic injury is likely to continue or recur. Antidumping duty orders continue to cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order continues to cover imports from Italy. On July 17, 2001, the Department of Commerce ordered the continuation of the countervailing and antidumping duty orders on tubular goods other than drill pipe on Argentina, Italy, Korea and Mexico, and the continuation of the antidumping duty order on tubular goods, inclusive of drill pipe, from Japan. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside the U.S. The Department of Commerce intends to initiate the next five-year review of these orders no later that June 2006.

Overcapacity in the pressure control industry and high fixed costs could exacerbate the level of price competition for our products, adversely affecting our business and revenue.

Historically, there has been overcapacity in the pressure control equipment industry. When oil and gas prices fall, cash flows of our customers are reduced, leading to lower levels of expenditures and reduced demand for pressure control equipment. In addition, adverse economic conditions can reduce demand for oil and gas, which in turn could decrease demand for our pressure control products. Under these conditions, the overcapacity causes increased price competition in the sale of pressure control products and aftermarket services as competitors seek to capture the reduced business to cover their high fixed costs and avoid the idling of manufacturing facilities. Because we have multiple facilities that produce different types of pressure control products, it is even more difficult for us to reduce our fixed costs since to do so we might have to shut down more than one plant. During and after periods of increasing oil and gas prices when sales of pressure control products may be increasing, the overcapacity in the industry will tend to keep prices for the sale of pressure control products lower than if overcapacity were not a factor. As a result, when oil and gas prices are low, or are increasing from low levels because of increased demand, our business and revenue may be adversely affected because of either reduced sales volume or sales at lower prices or both.

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

The markets for premium connections and pressure control products and services are characterized by continual technological developments. As a result, substantial improvements in the scope and quality of product function and performance can occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response to changes in technology, our business and revenue may be adversely affected. Our future ability to develop new products depends on our ability to:

•	design and commercially produce products that meet the needs of our customers;

•	successfully market new products; and

•	obtain and maintain patent protection.

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

At the end of 1999, we introduced a line of advanced composite tubing that is lightweight, flexible and resists corrosion and fatigue. We are marketing the tubing for use in transporting oil and gas both out of the well and from the well to storage facilities. During 2000, we began the initial commercial production and shipments of advanced composite tubing. During 2001, we reorganized the management directly responsible for the advanced composite tubing and began the process of making certain refinements to the products and developing marketing strategies which have continued in 2002. Companies with greater financial and marketing resources than us have already developed and are selling proprietary tubing similar to our advanced composite tubing.

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

Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Neil G. Russell, our Vice President of our Premium Connection segment, Charles E. Jones, our Vice President of our Pressure Control segment, and Michael C. Kearney, Chief Financial Officer and Vice President-Administration. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

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

In 2001, approximately 61% of our total revenue was derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 32% of our revenue was derived from products which were produced outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include:

•	political instability, civil disturbances, war and terrorism;

•	nationalization, expropriation, and nullification of contracts;

•	changes in regulations and labor practices;

•	changes in currency exchange rates and potential devaluations;

•	changes in currency restrictions which could limit the repatriations of profits or capital;

•	restrictive actions by local governments

•	seizure of plant and equipment; and

•	changes in foreign tax laws.

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

Almost all of our pressure control projects, including all of our larger engineered subsea control systems projects, are performed on a fixed-price basis. This means that we are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

•	errors in cost, design or production time estimates;

•	engineering design changes;

•	changes requested by customers; and

•	changes in the availability and cost of labor and material.

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

Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors and;

•	weather conditions that can affect our customers’ operations.

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

While we maintain insurance coverage against these risks, this insurance may not protect us against liability for some kinds of events, including specified events involving pollution, or against losses resulting from business interruption. Our insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any significant claims made under our policies will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, could reduce our earnings and our cash available for operations.

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

We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our equipment and premium connections are complex and often deployed several miles below the earth’s surface in critical environments as well as subsea. Failure of this equipment or our premium connections to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be materially and adversely affected.

Our debt instruments contain covenants that limit our operating and financial flexibility.

The long-term note agreement for the senior notes has one financial event of default covenant, which is a minimum tangible net worth test. Additional financial tests under the long-term note agreement, if not passed, restrict the Company’s ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. Under the terms of our revolving credit facility, we must maintain minimum levels of tangible net worth, not exceed levels of debt specified in the agreement, comply with a fixed coverage test and not exceed a maximum leverage ratio.

A breach under the note agreement or our revolving credit facility could permit the lenders to accelerate the debt so that it is immediately due and payable. In that event, no further borrowings would be available under the revolving credit facility. Our ability to meet the financial ratios and tests under our revolving credit facility and our note agreement can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests.

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

Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes since December 31, 2001 in the Company’s exposure to market risk.

Part I, Item 4: Controls and Procedures

Within the 90-day period prior to the filing date of this report, Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they concluded that these controls and procedures are effective. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect the internal controls.

Part II, Item 2: Changes in Securities and Use of Proceeds

In October 2000, we completed an initial public offering of 8,600,000 shares of common stock, which were sold at $17.00 per share. Of the 8,600,000 shares, 2,672,668 shares were sold by Hydril and 5,927,332 shares were sold by existing stockholders. The net proceeds to Hydril from the offering, after deducting expenses, were $39.6 million. None of Hydril’s proceeds from the offering have been or will be paid to directors, officers, affiliates of Hydril, or persons owning 10% or more of any class of Hydril’s common stock.

Since completing the offering, we have used $21.2 million of the proceeds to expand manufacturing capacity at our premium connection facilities, $11.2 million to upgrade machinery and equipment in our Houston pressure control plants and $4.1 million for the development and commercialization of our subsea mudlift drilling technology and the expansion of our advanced composite tubing production. The balance of the proceeds to Hydril ($3.1 million at September 30, 2002) is invested in various high-grade securities and money market accounts and will be used to complete approved capital expenditures that are currently in progress to expand our manufacturing capacity to produce premium connections, upgrade machine tools that we use in the manufacturing of our pressure control products and commercialize our subsea mudlift drilling technology.

Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

10.1    Employment Agreement with Neil Russell dated October 1, 2002.

Reports on Form 8-K:

On August 14, 2002, we filed a Form 8-K which contained the certifications filed by Hydril’s Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: November 13, 2002	By:	/s/ Michael C. Kearney
Michael C. Kearney Chief Financial Officer and Vice President- Administration (Authorized officer and principal accounting and financial officer)

CERTIFICATIONS

I, Christopher T. Seaver, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hydril Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Christopher T. Seaver Christopher T. Seaver Chief Executive Officer

I, Michael C. Kearney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hydril Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Michael C. Kearney Michael C. Kearney Chief Financial Officer