Form 10-K
period 2002-12-31
HYDRIL CO
filed 2003-03-28
CIK 1116030

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     Aggregate market value of common stock and class B common stock held by nonaffiliates of the registrant as of June 28, 2002: $409,031,730. The class B common stock is not publicly traded. For purposes of the foregoing determination, the value of each share of class B common stock was assumed to be equal to the value of a share of common stock.

     Number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 2003:

        Common stock outstanding:  15,433,016 shares

        Class B common stock outstanding:  7,192,427 shares

     Documents incorporated by reference: Portions of Part III hereof are incorporated by reference from the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002 in connection with the Registrant's 2003 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 HYDRIL COMPANY

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                     INDEX

                                                                                  PAGE
                                                                                  ----
                                        PART I
Item 1.            Business....................................................     1
Item 2.            Properties..................................................    11
Item 3.            Legal Proceedings...........................................    11
Item 4.            Submission of Matters to a Vote of Security Holders.........    12
Item S-K 401(b)    Executive Officers of the Registrant........................    12
                                       PART II
                   Market for Registrant's Common Equity and Related
Item 5.            Stockholder Matters.........................................    13
Item 6.            Selected Financial Data.....................................    14
                   Management's Discussion and Analysis of Financial Condition
Item 7.            and Results of Operations...................................    15
                   Quantitative and Qualitative Disclosures About Market
Item 7A.           Risk........................................................    32
Item 8.            Financial Statements and Supplementary Data.................    34
                   Changes in and Disagreements with Accountants on Accounting
Item 9.            and Financial Disclosure....................................    60
                                       PART III
Item 10.           Directors and Executive Officers of the Registrant..........    60
Item 11.           Executive Compensation......................................    60
                   Security Ownership of Certain Beneficial Owners and
Item 12.           Management..................................................    60
Item 13.           Certain Relationships and Related Transactions..............    60
Item 14.           Controls and Procedures.....................................    60
                                       PART IV
                   Exhibits, Financial Statement Schedules and Reports on Form
Item 15.           8-K.........................................................    60
Signatures.....................................................................    63

                             ---------------------
           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE, INCLUDING OUR BUSINESS STRATEGY AND PRODUCT DEVELOPMENT PLANS, AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE THE IMPACT OF OIL AND GAS PRICES AND WORLDWIDE ECONOMIC CONDITIONS ON DRILLING ACTIVITY AND THE DEMAND FOR AND PRICING OF HYDRIL'S PRODUCTS AND HYDRIL'S ASSUMPTIONS RELATING THERETO. PLEASE READ "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISK FACTORS" FOR MORE INFORMATION ABOUT MANY OF THESE RISKS AND UNCERTAINTIES. THESE FACTORS MAY CAUSE OUR COMPANY'S OR OUR INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATED," "BELIEVES," "ESTIMATED," "POTENTIAL," OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY.

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

     Hydril Company was founded in 1933 and reincorporated under the laws of the state of Delaware in 1972. In October 2000, we completed an initial public offering. Our common stock is traded on the Nasdaq National Market under the symbol "HYDL". Hydril's website address is www.hydril.com. Hydril's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through Hydril's website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on Hydril's website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

OVERVIEW OF OUR INDUSTRY

     Demand for oilfield products, such as premium connection and pressure control equipment, is cyclical in nature and depends substantially on the condition of the oil and gas industry and our customers' willingness to invest capital in oil and gas exploration and development. The level of these capital expenditures is highly sensitive to existing oil and gas prices as well as the oil and gas industry's view of such prices in the future. While it has not been the case recently, increasing commodity prices generally result in increased oil and gas exploration and production, which translates into greater demand for oilfield products and services. Conversely, falling commodity prices generally result in reduced demand for oilfield products and services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in oil and gas prices.

     Sales of premium connection products are driven by the level of worldwide drilling activity, in particular the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling in water depths greater than 1,500 feet. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our aftermarket replacement parts, repair and field services is driven primarily by the level of worldwide offshore drilling activity.

     Recently, drilling activity in the United States and Canada has declined despite rising commodity prices. From the fourth quarter of 2001 to the fourth quarter of 2002, U.S. natural gas prices increased 82% and U.S. crude oil prices increased 39%. However, the commodity price recovery, which in part was fueled by global uncertainties over a war with Iraq and political unrest and a labor strike in Venezuela, was accompanied by a decrease in drilling activity. For 2002, several factors contributed to the decrease in spending by oil and gas companies for oil and gas exploration and development in the United States despite increasing commodity prices. First, the downturn in the U.S. economy during 2002 resulted in reduced capital spending by our customers. These conservative spending practices focused on balance sheet improvements, primarily paying down debt, rather than spending for exploration and production. In addition, the uncertainty of global events, most significantly the possibility of a war with Iraq, led to less spending.

     Drilling rig counts that drive demand for our premium connections and aftermarket parts and services declined during 2002. The average deep formation rig count in the United states (rigs drilling to a depth over 15,000 feet) for the year declined 20% from 2001, the average United States and Canada combined rig count decreased 27% from 2001 and the number of rigs drilling in water depths greater than 1,500 feet in the Gulf of Mexico declined 13%.

     In recent years, the focus of drilling activity has been shifting towards the less-explored deeper geological formations and deepwater locations which offer potentially prolific reserves. Exploration and production company operators have also increasingly relied on advanced drilling technologies such as horizontal drilling to improve production and recovery rates of oil and gas reservoirs. Demand for premium connection and pressure control products is favorably impacted by these changing depth and drilling trends. We believe that the level of drilling activity in the harsh environments that require these products will continue to grow as exploration and production company operators increasingly target deeper geological formations, shift their exploration offshore and apply horizontal drilling techniques.

MARKET FOR PREMIUM CONNECTIONS

     Premium connections join sections of well casing, production tubing and drill pipe used in various stages of drilling and production. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling to a target depth greater than 15,000 feet and rigs drilling in water depths greater than 1,500 feet. The majority of such wells have been drilled in North America. These depths require substantially more premium connections than shallower wells. The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States and the average deepwater (greater than 1,500 feet of water depth) rig count for the Gulf of Mexico for each of the years 1998 through 2002:

      AVERAGE UNITED STATES RIG COUNT         AVERAGE GULF OF MEXICO RIG COUNT
             OVER 15,000 FT(1)                  OVER 1,500 FT WATER DEPTH(2)
      -------------------------------         --------------------------------
                                    NUMBER                                      NUMBER
YEAR                                OF RIGS                                     OF RIGS
----                                -------                                     -------
1998..............................    119     ...............................     23
1999..............................     92     ...............................     20
2000..............................    121     ...............................     23
2001..............................    161     ...............................     30
2002..............................    128     ...............................     26

---------------

(1) Source: We calculated the average rig count using weekly data published by Smith International

(2) Source: We calculated the average rig count using monthly data provided by ODS-Petrodata Group

     Internationally, the total rig count is a relevant indicator of the premium connections market. The following table shows the average rig count internationally for land and offshore combined for each of the years 1998 through 2002:

                      AVERAGE INTERNATIONAL
                           RIG COUNT(1)
                      ---------------------
                                                           NUMBER
YEAR                                                       OF RIGS
----                                                       -------
1998.....................................................    754
1999.....................................................    588
2000.....................................................    652
2001.....................................................    745
2002.....................................................    732

---------------

(1) Source: We calculated the average rig counts using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.

     The number of horizontal wells, which require connections with enhanced mechanical characteristics drilled both onshore and offshore around the world, also drives the market for premium connections.

     Premium connections are generally required for drilling in environmentally sensitive areas. Oil and gas companies operating in locations where environmental laws and regulations require a particularly high degree of environmental safety, such as California, Alaska, the United Kingdom, Norway and Canada, might utilize premium connections due to their superior sealing capability and reliability. As environmental awareness increases worldwide, and as governments open for exploration new environmentally sensitive areas, we believe demand for premium connections in such areas will likely continue to increase.

MARKET FOR PRESSURE CONTROL EQUIPMENT

     Pressure control products include a broad spectrum of equipment and parts required for outfitting new drilling rigs and upgrading and maintaining existing rigs.

     Demand for pressure control capital equipment depends on the level of construction of new offshore drilling rigs and the replacement and upgrading of equipment for existing offshore drilling rigs. The rig equipment market experienced strong growth during the last offshore rig construction up cycle, driven by an upturn in drilling rig utilization, which peaked in 1998. Since 1999, demand in the industry for new capital equipment has not been as strong compared to demand for aftermarket replacement parts due to the low level of rig construction and refurbishment worldwide.

     As a result of the high level of wear and tear during operation, pressure control equipment requires frequent maintenance and repair (including replacement parts), and technical support services. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. The following tables show the average worldwide offshore rig count and the average U.S. rig count for each of the years 1998 through 2002:

        AVERAGE WORLDWIDE OFFSHORE             AVERAGE UNITED STATES TOTAL
               RIG COUNT(1)                            RIG COUNT(2)
        --------------------------             ---------------------------
                                    NUMBER                                    NUMBER
YEAR                                OF RIGS                                   OF RIGS
----                                -------                                   -------
1998..............................    377     ..............................     827
1999..............................    291     ..............................     625
2000..............................    331     ..............................     918
2001..............................    378     ..............................   1,156
2002..............................    344     ..............................     830

---------------

(1) Source: We calculated the average rig count using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes Incorporated. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada.

(2) Source: We calculated the average rig count using weekly data published by Baker Hughes Incorporated.

BUSINESS SEGMENTS

OUR PREMIUM CONNECTION BUSINESS

     We manufacture and market premium connections for casing, production tubing and drill pipe. We also provide technical solutions and field support services to address specific customer needs in the design, selection and maintenance of premium connections.

     A conventional oil or gas well is drilled by attaching a drill bit to the end of a series of sections of drill pipe joined by threaded connections. Threaded connections are similar to the grooves on a bolt and enable sections of drill pipe to be screwed together. Once connected, the drill pipe may be up to several miles long, commonly referred to as a drill string. The entire drill string must be removed from the well numerous times during the drilling process to replace dull drill bits and accomplish other tasks. Removing the drill string requires the disassembly and reassembly of the entire drill string. As a result, threaded connections for drill pipe must be engineered to withstand numerous assemblies without compromising the integrity of the connections. When the well reaches sufficient depth during drilling, the drill string is pulled out of the well and sections of larger diameter pipe known as casing, also joined by threaded connections, are inserted into the well and cemented in place to prevent the well from collapsing. Drilling is resumed until the next target depth is reached and the process is repeated. Most wells use multiple concentric casing strings that fit inside one another. The casing diameter reduces as depth increases. Once the well has been drilled to the desired depth and cased, production tubing is placed inside the casing. The production tubing also consists of multiple sections of pipe that are joined with threaded connections. In a completed well, oil and natural gas pass up through the production tubing to the top of the well.

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

     We utilize computer controlled machines in our premium connection manufacturing facilities worldwide. All of our machine programs are created and maintained on a central system in our technology center in Houston, Texas and transmitted to each of our nine premium connection manufacturing locations worldwide. As a result, all Hydril connections of a particular type, regardless of manufacturing location, are substantially identical, ensuring interchangeability.

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

     We offer our customers technical services related to casing and tubing string design. Computer well design software is utilized in the design and specification of the tubulars and the thread connections. In addition, we offer highly-trained field service technicians to assist our customers worldwide. We have 29 licensed repair facilities worldwide to support our premium connection business.

     We also manufacture and market tubing that is lightweight, flexible, resists corrosion and fatigue for use in transporting oil and gas both out of the well and from the well to storage facilities.

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

     - Ram blowout preventers seal the well by hydraulically driving metal rams against each other across the top of the well.

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

     Production Chokes. Production chokes are used to regulate the flow of oil, gas and other formation fluids from producing wells which may have high pressures, high flow rates or corrosive fluids. Our production chokes use a proprietary nozzle configuration that reduces internal erosion from produced sand and debris associated with many oil and gas wells.

     Elastomers. Our line of rubber products includes parts used in annular and ram blowout preventers, pulsation dampeners and other equipment. We specialize in bonding rubber to metal and offer a wide variety of elastomer products in a full range of sizes, pressure ratings and elastomer types.

     Integrated Systems. Our subsea systems integrate blowout preventers and other pressure control products with control systems, usually for use in deep, high-pressure wells drilled offshore. Our control systems, also known as multiplex or MUX systems, use advanced software, micro-electronics and materials technology and are capable of operating in water depths up to 10,000 feet. These MUX systems can be sold either as part of our integrated system or sold separately to integrate with the customer's existing blowout prevention equipment.

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

     Our current research and development efforts are primarily focused on improvements in threaded connections, enhancements to our blowout prevention equipment, and products for use in conjunction with subsea mudlift drilling. As of December 31, 2002, we employed 44 persons on our engineering and design staffs, including mechanical, electrical and software engineers, who were principally engaged in product development and engineering research and development.

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

     Subsea Mudlift Drilling. In October 2001, the subsea mudlift drilling project successfully completed its final phase of operation by drilling a test well in the Gulf of Mexico. We were the technical leader, designer and equipment manufacturer for this joint industry project. We have exclusive production rights to the technology for this application for the life of the intellectual property. The project developed a system of equipment and drilling procedures which we believe will facilitate the exploration and development of oil and gas reserves in certain geologic formations found in ultra-deep water in excess of 5,000 feet. Available floating rigs with conventional drilling equipment cannot efficiently tap the potentially prolific reservoirs found in ultra-deep waters. A potential solution to this problem is to have critical components of the drilling mud recirculation system reside on the sea floor and pump the drilling mud back to the surface from the sea floor. Subsea mudlift drilling reduces the number of casing strings needed, increases well diameter and production rates, and facilitates more demanding completions. Additionally, subsea mudlift drilling enables better control of well pressure, resulting in fewer pressure surges and fewer problems with the circulation of drilling mud.

     The joint industry project team completed its work in 2001 and during 2002 Hydril continued the process of refining the design of the equipment and pursuing commercialization of this technology. In connection with its efforts to commercialize the equipment, Hydril is solely responsible for its on-going expenditures, which were less than 5% of total selling, general and administrative expenses in 2002. There can be no assurance that our efforts to commercialize this technology will be successful. There are other groups of companies in our industry that are also developing competing technologies for ultra-deepwater drilling.

     Quik-Loq(TM) Ram Blowout preventer. In 2002, Hydril developed the Quik-Loq(TM) design for ram blowout preventers which focuses on improving safety and efficiency with tool-free opening and closing, as well as 360-degree access. The use of dual, redundant seals helps increase environmental protection and permits maintenance and performance tests to be conducted more efficiently. This technology is expected to be used for new blowout preventer stacks on land or larger jackup rigs, and floating rigs.

     Expandable Premium Connections. During 2002, Hydril continued its efforts to improve threaded connections, which included our first field deployment of an integral connection for expandable tubular products. These products are designed to address critical challenges associated with deep oil and gas drilling.

     Expandable casing allows exploration and production company operators to successfully drill reservoirs deeper and farther, with wells that could not be drilled economically without this technology. Instead of using "telescoped" strings of casing (progressively smaller pipe as a well is drilled deeper), expandable casing is radially expanded to a desired diameter with cone-like expansion or rotary expansion tools. A critical element of the expandable casing process is the threaded connections, which are designed to maintain mechanical and pressure sealing integrity during and after typical radial expansion of 10 to 20%.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS: If we do not develop, produce and commercialize new competitive technologies and products, our revenue may decline", "If we are not successful in developing and commercializing subsea mudlift drilling technology or other new technologies, our growth prospects may be reduced" and "Limitations on our ability to protect our intellectual property rights could cause a loss in revenue and any competitive advantage we hold."

OUR CUSTOMERS AND DISTRIBUTION

     The end-users for our products are primarily major and independent, domestic and international oil and gas companies, as well as drilling contractors. During 2002, we sold products and services to approximately 1,250 customers, only one of which, GlobalSantaFe Corporation at 12%, accounted for more than 10% of our consolidated revenue. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS: The Consolidation or loss of end-users of our products could adversely affect demand for our products and services and reduce our revenue".

     Premium Connection Products. In the United States and Canada, we sell our premium connection products primarily to steel pipe distributors who purchase the tubulars from steel mills and contract with us to apply the premium connection to the tubular goods. Due to the use of distributors, we do not own the pipe we thread and do not maintain an inventory of threaded or unthreaded tubulars. However, we market our premium connection products to the end-users, primarily exploration and production company operators, because it is the end-users who request their distributors to have our premium connection applied to the pipe.

     In 2002, our nine distributors accounted for 63% of our premium connection sales in the United States and Canada. In the United States, there has been significant consolidation of tubular distributors, resulting in fewer distribution alternatives for our products. If methods of distribution change, many of our competitors may be better positioned than us to take advantage of those changes.

     Outside of the United States and Canada, we primarily sell our premium connections directly to exploration and production company operators. In these markets, we thread tubulars owned by customers, as well as purchase tubulars for threading and resale. Our premium connection products are sold for use in more than 50 countries by our United States customers operating abroad and by international customers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS: We rely on a few distributors for sales of our premium connections in the United States and Canada; a loss of one or more of our distributors or a change in the method of distribution could adversely affect our ability to sell our products".

     In 2002, our largest premium connection customer worldwide accounted for 19% of segment sales and our ten largest premium connection customers accounted for 64% of total segment sales.

     Our premium connection sales staff is managed from Houston, Texas and is located in 20 offices in the United States, Canada, Indonesia, Singapore, Mexico, Nigeria, Eastern Europe, Venezuela, and the United Kingdom. We use manufacturer representatives in 56 countries worldwide.

     Pressure Control Products. Pressure control products are sold both domestically and internationally primarily to drilling contractors, although we market some of our pressure control products to exploration and production company operators. Certain lines of our pressure control equipment are also sold to rig manufacturers and integrators of equipment. Aftermarket replacement parts, repairs and field services are provided to both drilling contractors and companies that rent pressure control equipment. In 2002, our two largest pressure control customers accounted for 26% and 18% of segment sales. Our ten largest customers in our pressure control segment in 2002 accounted for 70% of segment sales.

     We market our pressure control products through our direct sales force, distributors and authorized representatives. Our pressure control products are sold for use in more than 75 countries. Our pressure control sales staff is managed from Houston and is located in 17 offices in the United States, Canada, Mexico, Nigeria, Singapore, the United Kingdom and Venezuela. We use manufacturer representatives in 63 countries worldwide.

OUR COMPETITORS

     Our products are sold in highly competitive markets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK
FACTORS: The intense competition in our industry could result in reduced profitability and loss of market share for us".

     Premium Connection Products. In the premium connection market, domestically we compete with the Atlas Bradford product line of the Premium Connections and Tubular Products segment of Grant Prideco, Hunting Interlock product line of Hunting PLC, and the VAM product line joint venture of Vallourec & Mannesmann and Sumitomo Metals, as well as steel mills and numerous other independent threaders. Internationally, we also compete with some of our domestic competitors and with Tenaris, whose operating subsidiaries include eight established steel pipe manufacturers: AlgomaTubes, Confab, Dalmine, NKKTubes, Siat, Siderca, Tavsa and Tamsa steel mills, which are licensed to produce and sell the Atlas Bradford product line internationally. In addition, we compete internationally with Vallourec & Mannesmann, Sumitomo Metals and Kawasaki Steel, each of which is vertically integrated through the ownership of steel mills. Integrated steel mills can apply threaded connections to tubulars they produce, which gives these competitors supply and pricing advantages over companies such as ours, which apply threaded connections to tubulars produced by others. Other steel producers who do not currently manufacture premium connections may begin doing so in the future. If domestic or other foreign steel mills begin providing premium threaded tubular goods directly to distributors or end-users, they would have a competitive advantage over us. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK
FACTORS: The level and pricing of tubular goods imported into the United States and Canada could adversely affect demand for our products and our results of operations".

     We believe we are one of the largest providers of premium connections to the oil and gas industry both in the United States and worldwide. The principal competitive factors in the premium connections market are product design and engineering, product quality and reliability, price, product uniformity and compatibility, and the ability to provide timely field service and repair.

     Pressure Control Products. We have two primary competitors in the pressure control market, the Cameron segment of Cooper Cameron, and the Drilling Equipment Sales segment of Varco International. There are also more than ten smaller competitors. We believe that we are the largest manufacturer of annular blowout preventers worldwide and a leading provider of subsea pressure control equipment. We believe the principal competitive factors in the pressure control products market are product quality and reliability, product design and engineering, price, and the ability to provide timely service and replacement parts.

OUR EMPLOYEES

     As of December 31, 2002, we had a total of approximately 1,400 full-time and full-time equivalent employees. Approximately 540 of those employees were employed by our international subsidiaries and are located outside the United States.

     We are a party to two collective bargaining agreements, which apply to approximately 64 employees located in Veracruz, Mexico and approximately 49 employees in Port Harcourt and Warri, Nigeria. These agreements are subject to annual review. We believe our relations with our employees are good.

INSURANCE

     Our operations are subject to the risks inherent in manufacturing products and providing services to the oil and gas exploration and production industry. These risks include personal injury and loss of life, business interruption, loss of production and property and equipment damage. Damages arising from an occurrence at a location where our products are used, have in the past and may in the future result in the assertion of potentially large claims against us.

     We maintain comprehensive insurance covering our assets and operations, including product liability and workers' compensation insurance, at levels that we believe to be appropriate. We attempt to obtain agreements from our customers providing for indemnification against liability to others. Our insurance is subject to deduct-ibles and in some cases only applies to losses in excess of significant amounts. In such cases, we bear the risk of loss for claims below these deductibles or amounts. We cannot assure you that our insurance coverage will be adequate in all circumstances or against all hazards nor can we assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

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

     We were identified as a potentially responsible party at one CERCLA site, the Operating Industries, Inc. Landfill Superfund site in California, to which we formerly sent waste oils and other materials for disposal. Our agreed upon share of the total cleanup costs was approximately $303,000, which was paid in full in July 2002. The obligation had been adequately reserved for in the financials statements and did not materially affect our results of operation or financial condition. We have also been identified as a potentially responsible party under analogous state law with respect to a waste disposal site near Houston, Texas. Based on (1) the number of other potentially responsible parties, the total estimated site cleanup costs and our estimated share of such costs, including the possibility that our share of wastes may be viewed as de minimis by the EPA, state agencies and other potentially responsible parties, and (2) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, we do not expect this matter to have a material adverse effect on our financial condition or results of operation. We also have in the past been identified as a potentially responsible party at other CERCLA or state cleanup sites. In each case, we have resolved our liability without incurring material costs.

     Although we believe that we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future. Moreover, it is possible that implementation of stricter environmental laws, regulations and enforcement policies could result in additional, currently unquantifiable costs or liabilities to us.

INTERNATIONAL MATTERS

     In 2002, approximately 69% of our total revenue was derived from equipment or services ultimately provided or delivered to end-users outside the United States, and approximately 30% of our revenue was derived from products which were produced and used outside of the United States. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK
FACTORS: Our international operations may experience severe interruptions due to political, economic and other risks".

ITEM 2 -- PROPERTIES

     The following table details our principal facilities, all of which we own, except as indicated below.

                                        APPROXIMATE
                                          SQUARE
LOCATION                                  FOOTAGE                  DESCRIPTION
--------                                -----------                -----------
UNITED STATES
Houston, Texas........................    293,800     Pressure control products
                                                      manufacturing; principal executive
                                                        offices.
Houston, Texas........................    179,000     Premium connection manufacturing.
Houston, Texas........................    100,000     Pressure control elastomer products
                                                        manufacturing.
Houston, Texas........................     59,000     Advanced composite tubing
                                                      manufacturing
Bakersfield, California (leased)......      8,000     Premium connection manufacturing;
                                                        warehouses pressure control
                                                        replacement parts.
Westwego, Louisiana...................     40,000     Premium connection manufacturing.
INTERNATIONAL
Nisku, Alberta, Canada (leased).......     48,000     Premium connection manufacturing;
Batam, Indonesia (Land is leased).....     30,000     Premium connection manufacturing.
Veracruz, Mexico......................    115,000     Premium connection manufacturing.
Veracruz, Mexico (leased).............     25,000     Thread protector manufacturing for
                                                      premium connections.
Port Harcourt, Nigeria (leased).......     10,000     Repair and service of premium
                                                      connections.
Warri, Nigeria........................     20,000     Repair and service of premium
                                                      connections.
Aberdeen, Scotland....................     20,000     Premium connection manufacturing;
                                                        warehouses pressure control
                                                        replacement parts.

     We have 23 sales and service offices worldwide in Alaska, California, Louisiana, Texas, Wyoming, Canada, Indonesia, Mexico, Nigeria, Singapore, Venezuela and the United Kingdom. Most of these offices provide service personnel to support drilling contractors and exploration and production company operators. All of these offices are under lease, with leases ranging in duration from one month to two years. Our subsea mudlift drilling development and commercialization group is located in a separate leased facility in Houston, Texas. We also have approximately 118 acres of undeveloped land surrounding some of the properties listed above and approximately 74 acres of additional undeveloped land.

ITEM 3 -- LEGAL PROCEEDINGS

     We are involved in legal proceedings arising in the ordinary course of business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote by stockholders during the quarter ended December 31, 2002.

ITEM S-K 401(B) -- EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information regarding our executive officers as of December 31, 2002.

NAME                                       AGE                  POSITION(S)
----                                       ---                  -----------
Richard C. Seaver........................  80    Chairman of the Board
Christopher T. Seaver....................  54    President, Chief Executive Officer and
                                                 Director
Charles E. Jones.........................  43    Vice President--Pressure Control
Neil G. Russell..........................  57    Vice President--Premium Connection
Michael C. Kearney.......................  53    Chief Financial Officer and Vice
                                                 President--Administration

     Richard C. Seaver is our Chairman of the Board, a position he has held since 1992. Previously, Mr. Seaver has served as a director since 1964, as President from 1964 to 1986, and as Secretary and General Counsel from 1957 to 1964.

     Christopher T. Seaver, is our President and Chief Executive Officer and a director. He has served as President since June 1993 and as Chief Executive Officer and as a director since February 1997. Mr. Seaver joined Hydril in 1985 and served as Executive Vice President in charge of Hydril's premium connection and pressure control businesses from 1991 until May 1993. He is a director and the secretary of the Petroleum Equipment Suppliers Association. Prior to joining Hydril, Mr. Seaver was a corporate and securities attorney for Paul, Hastings, Janofsky & Walker, and was a Foreign Service Officer in the U.S. Department of State, with postings in Kinshasa, Congo and Bogota, Colombia.

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

     Neil G. Russell is Vice President of our Premium Connection segment, a position he was appointed to in November 2001. Previously, he was Managing Director--Eastern Hemisphere Premium Connection, beginning in March 1995. Overall, Mr. Russell has 24 years of service with our company, in which he has held various management positions in our premium connection and pressure control businesses with assignments in Singapore, Switzerland, the United Kingdom and the United States.

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

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "HYDL". The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market for 2002 and 2001.

                                                    HIGH     LOW
                                                   ------   ------
2002
First Quarter....................................  $27.05   $15.86
Second Quarter...................................   27.39    19.32
Third Quarter....................................   28.25    20.75
Fourth Quarter...................................   29.72    20.02
2001
First Quarter....................................  $25.94   $16.00
Second Quarter...................................   33.20    20.59
Third Quarter....................................   25.00    12.89
Fourth Quarter...................................   23.00    13.68

     As of December 31, 2002, the closing sales price per share of our common stock as reported by the Nasdaq National Market was $23.57. Based on inquiries made in connection with preparations for our 2003 Annual Meeting of Stockholders, Hydril estimates that there are at least 2,000 beneficial holders of our common stock. Substantially all of these beneficial holders maintain their shares in "street name" or "nominee" accounts with brokerage firms or other institutions and accordingly are not, individually, stockholders of record. As of March 5, 2003, our common stock was held by 14 holders of record and there were 43 holders of record of our class B common stock.

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

     Since completing the offering, we have used all of the net proceeds as follows: $24 million for the initial costs to expand capacity at our premium connection facilities, primarily in the United States and Canada, $12 million to upgrade machinery and equipment in our Houston pressure control plants and $4 million for the development and commercialization of our subsea mudlift drilling technology and expansion of our advanced composite tubing production.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial data of Hydril should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                       YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------
                                       2002          2001          2000         1999        1998
                                     --------      --------      --------     --------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue:
  Premium connection...............  $127,116      $138,887      $ 94,983     $ 75,362    $116,256
  Pressure control.................   114,408       100,674        85,039       84,063     122,956
                                     --------      --------      --------     --------    --------
           Total revenue...........   241,524       239,561       180,022      159,425     239,212
Gross profit.......................    90,670        84,217        56,220       25,655      30,404
Selling, general and administration
  expenses.........................    46,345        41,887        34,802       33,404      41,048
                                     --------      --------      --------     --------    --------
Operating income (loss)(1).........    44,325        42,330        21,418       (7,749)    (10,644)
Interest expense...................     4,831(5)      4,403         4,963        5,528       4,347
Interest income....................     1,477         2,874         2,320        1,314         855
Other income (expense).............      (214)       (1,082)(4)     5,433(3)       997      (7,834)(2)
Net income (loss)..................  $ 26,492      $ 25,619      $ 15,614     $ (7,237)   $(14,500)
Income (loss) per share(6):
  Basic............................  $   1.18      $   1.15      $   0.78     $  (0.37)   $  (0.75)
  Diluted..........................  $   1.16      $   1.13      $   0.76     $  (0.37)   $  (0.75)
Weighted average shares
  outstanding(6):
  Basic............................    22,414        22,211        20,023       19,379      19,384
  Diluted..........................    22,833        22,575        20,557       19,379      19,384
OTHER DATA:
Capital expenditures...............  $ 17,928      $ 29,525      $ 13,575     $  8,790    $ 15,767
Depreciation.......................    10,827         9,207         8,579        7,851       6,324
EBITDA(7)..........................    54,938        50,455        35,430        1,099     (12,154)
BALANCE SHEET DATA:
Working capital....................  $ 92,148      $130,728      $116,911     $ 81,378    $ 97,227
Property, net......................   107,031       100,038        79,070       74,579      73,861
Total assets.......................   278,208       292,171       254,646      211,808     259,076
Long-term debt and capital leases,
  excluding current portion........        --        60,000        60,286       73,039      76,244
Other long-term liabilities........    16,370        15,575        15,549       18,011      18,137
Total stockholders' equity.........   187,137       160,185       131,729       76,446      83,683

---------------

(1) Results of operations include $27.5 million of operating losses in 1998, $3.7 million of operating losses in 1999, and $1.5 million of operating losses in 2000, under fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. Our 1999 results of operations also include a $10.5 million pre-tax charge to replace some of our blowout preventer equipment.

(2) For 1998, other expense included a pre-tax $6.1 million permanent decline in the fair market value of stock of Weatherford International obtained in 1997 and held for sale, and pre-tax $2.8 million for the cost of put options to sell the stock.

(3) Other income for 2000 includes a pre-tax gain of $3.6 million for the settlement of a dispute with a financial institution from which Hydril purchased put options to sell Weatherford stock in 1998 and a pre-tax gain of $1.9 million from the sale of real estate not used in operations.

(4) Includes $0.6 million in expenses incurred in facilitating the offering of common stock by certain of the Company's stockholders during the second quarter of 2001 pursuant to a registration rights agreement.

(5) Includes a $1.2 million pre-tax make-whole premium attributable to the Company's prepayment of $30 million on its senior unsecured notes during the third quarter of 2002.

(6) Share and per share data have been retroactively restated to reflect the reclassification of pre-offering shares of common stock into shares of class B common stock and the dividend of five shares of class B common stock for each share of class B common stock, both of which occurred on September 25, 2000.

(7) EBITDA consists of net income (loss) before interest expense, provision (benefit) for income taxes and depreciation, less interest income. EBITDA is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures. Additionally, EBITDA is presented because it is a widely accepted measure of financial performance used by some analysts and investors to analyze and compare companies on the basis of operating performance. The following table reconciles EBITDA to operating income, the most comparable measure under generally accepted accounting principles.

                                                        YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------
                                             2002      2001      2000      1999       1998
                                            -------   -------   -------   -------   --------
                                                             (IN THOUSANDS)
    Operating income (loss)...............  $44,325   $42,330   $21,418   $(7,749)  $(10,644)
    Other income (expense)................     (214)   (1,082)    5,433       997     (7,834)
    Depreciation..........................   10,827     9,207     8,579     7,851      6,324
                                            -------   -------   -------   -------   --------
      EBITDA..............................  $54,938   $50,455   $35,430   $ 1,099   $(12,154)
                                            =======   =======   =======   =======   ========

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Hydril's historical results of operations and financial condition should be read in conjunction with Hydril's consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     We are engaged worldwide in engineering, manufacturing and marketing premium connections and pressure control products used for oil and gas drilling and production. Our premium connection products are marketed primarily to exploration and production company operators. We sell our pressure control products primarily to drilling contractors. Drilling contractors purchase pressure control capital equipment products and aftermarket replacement parts for use in oil and gas drilling and production.

     Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and our customers' willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices, which have historically been characterized by significant volatility. While it has not been the case recently, generally increasing commodity prices result in increased oil and gas exploration and production, which translates into greater demand for oilfield products and services. Conversely, falling commodity prices generally result in reduced demand for oilfield products and services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in oil and gas prices.

     Sales of premium connection products are driven by the level of worldwide drilling activity, in particular the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling in water depths greater than 1,500 feet. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our aftermarket replacement parts, repair and field services is driven primarily by the level of worldwide offshore drilling activity.

     Beginning in mid-1999, the price of oil increased significantly due to OPEC member countries reducing production and recovering worldwide demand for oil. In addition, gas prices increased significantly during this period and peaked in late 2000 as a result of low levels of gas storage in the United States. These higher prices triggered a substantial increase in the number of rigs drilling for oil and gas in the United States and Canada. The average weekly rig count for the United States and Canada combined for 2000, as measured by Baker Hughes, increased 45% over the average weekly rig count for 1999. Rig counts continued to improve during the first half of 2001 with the combined rig count for the United States and Canada peaking in July of 2001. These improvements in market fundamentals stimulated an increase in the demand for our products in the United States and Canada, in particular premium connection products and pressure control aftermarket replacement parts. In response to this increase in demand, we completed a 50% expansion of our premium connection capacity at our plant in Nisku, Canada in January 2001, and increased capacity in the United States by 30% during 2000 and 2001.

     However, beginning mid-2001, commodity prices started to fall, particularly natural gas prices, which fell sharply, and averaged $2.34 mm btu (Henry Hub) in the fourth quarter of 2001, down 63% from the first quarter. West Texas Intermediate crude oil prices declined as well from an average of $28.90 per barrel in the first quarter of 2001 to an average of $20.37 per barrel in the fourth quarter, down 30%. This decline in commodity prices led to a decline in drilling in the United States and Canada, in particular in the number of rigs drilling in deep formations for natural gas in North America. The rig counts in the United States and Canada combined, as measured by Baker Hughes, fell 33% from July 2001 to December 2001. This decrease included a reduction in the number of rigs drilling over 15,000 feet and the number of rigs in water depths greater than 1,500 feet. As a result, in the fourth quarter of 2001 we began to experience a decline in demand for premium connections and late in that quarter, a significant decrease in plant utilization in the United States. Accordingly, we reduced our premium connection workforce at our manufacturing facilities in the United States by approximately 30% in January 2002.

     During 2002, commodity prices began to recover from their levels in the fourth quarter of 2001. From the fourth quarter of 2001 to the fourth quarter of 2002, U.S. natural gas prices increased 82% and U.S. crude oil prices rose 39%. However, the commodity price recovery, which in part was fueled by global uncertainties over a war with Iraq and political unrest and a labor strike in Venezuela, was accompanied by a decrease in drilling activity. For 2002, several factors contributed to the decrease in spending by oil and gas companies for oil and gas exploration and development in the United States despite increasing commodity prices. First, the downturn in the U.S. economy during 2002 resulted in reduced capital spending by our customers. These conservative spending practices focused on balance sheet improvements, primarily paying down debt, rather than spending for exploration and production. In addition, the uncertainty of global events, most significantly the possibility of a war with Iraq, led to less spending. The average deep formation rig count in the United states (rigs drilling to a depth over 15,000 feet) for the year declined 20% from 2001, the average United States and Canada combined rig count, as measured by Baker Hughes, decreased 27% from 2001 and the number of rigs drilling in water depths greater than 1,500 feet declined 13%. As a result of these reduced rig counts, demand for premium connections and aftermarket parts and service decreased in the United States and Canada in 2002.

     Generally, our international premium connection business has not been impacted by the decline in rig counts experienced in North America during 2002 and 2001. Our international business typically has longer lead times than our North America business, generally three to six months. The average monthly rig count outside of the United States and Canada for 2002 was 732 compared to 745 for 2001, a decrease of 2%. The 2001 rig count was up 14% compared to 2000.

     Demand in the industry for new pressure control capital equipment was not as strong during the period of 2000 through 2002 as compared to demand for aftermarket replacement parts, due to the low level of rig construction and refurbishment worldwide. However, in August 2000, our pressure control segment received an order for a blowout preventer multiplex control system, which was delivered in August 2001. In March 2001, our pressure control segment received a $37 million order for four offshore drilling blowout prevention and control systems from GlobalSantaFe Corporation. Additionally during 2001 we received two orders from a subsidiary of

Diamond Offshore Drilling, Inc. for blowout preventer multiplex control systems. During 2002, we benefited from these orders as revenue and gross profit was recognized using the percentage-of-completion accounting method and significant progress was made during the year. Several systems were completed during 2002 and delivery of the remaining systems is expected during 2003.

REVENUE

     With the exception of revenue from pressure control long-term projects, we record revenue for all products and services at the time such products are delivered or services are provided. In 2002, 84% of our revenue was recorded on this basis. For our pressure control long-term projects (which are generally contracts from six to eighteen months in duration and an estimated contract price in excess of $1 million), we recognize revenue using the percentage-of-completion method, measured by the percentage of cost incurred to estimated final cost. We use this method because we consider expended contract costs to be the best available measure of progress on these contracts. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent.

GROSS PROFIT

     Our gross profit is the difference between our revenue and our cost of sales. Cost of sales for our products include purchased raw materials and components, manufacturing labor, plant overhead expenses, a portion of engineering expenses, and building and equipment depreciation. Some of the costs are fixed cost and cause our margins to suffer when demand is low and manufacturing capacity is underutilized. Also included in cost of sales are the costs of product warranty, product liability insurance and last in, first out inventory valuation adjustments. We do not take title to the tubulars we thread for the United States and Canadian market, and therefore, own no inventories of tubulars for sales in these countries. However, we purchase tubulars for fulfilling a portion of our existing orders outside of the United States and Canada, which is generally less than 10% of our total revenue. For our pressure control products, we have inventory for existing orders in process as well as a replacement parts inventory both internationally and domestically. A majority of our inventory is for our pressure control segment.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUE

     Total revenue increased $1.9 million, or 1%, to $241.5 million for 2002 from $239.6 million in 2001. Premium connection revenue decreased 8% to $127.1 million and pressure control revenue increased 14% to $114.4 million. The decrease in premium connection revenue was primarily the result of decreased demand for our products and services as a result of decreased drilling activity in our North American (United States and Canada) markets. This decrease was partially offset by higher revenue from our international premium connections as a result of strong demand in our niche markets. The increase in pressure control revenue was attributable to a 47% increase in revenue from capital equipment due to an increase in percentage-of-completion accounting method revenue from project orders received during 2001 and 2002. This increase was partially offset by an 11% decrease in aftermarket replacement parts revenue due to lower worldwide offshore drilling rig activity and declines in the United States rig count.

GROSS PROFIT

     Gross profit increased $6.5 million to $90.7 million for 2002 from $84.2 million in 2001. The increase was primarily due to increased efficiencies in our premium connection plants and a product mix shift in our premium connection segment to higher-margin products, partially offset by lower margins in the pressure control segment resulting from the increase in capital equipment revenue and the decrease in aftermarket replacement parts sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $4.4 million to $46.3 million for 2002 compared to $41.9 million for 2001. The increase was due to higher engineering costs to support research and development activities, engineering design expenses to support the higher pressure control capital equipment project backlog during the year, a full-year of subsea mudlift drilling expenses related to advancing and commercializing the technology and higher sales and marketing expenses to support international markets. As a percentage of sales, selling, general and administrative expenses increased from 17% for 2001 to 19% for 2002.

OPERATING INCOME

     Operating income increased $2.0 million to $44.3 million for 2002, compared to $42.3 million for 2001. Operating income for our premium connection segment increased 17% to $36.7 million for 2002 compared to $31.5 million for 2001. Operating income for our pressure control segment decreased $1.5 million, or 7%, from $21.2 million for 2001 to $19.7 million for 2002. Corporate and administration expenses were $12.1 million for 2002 compared to $10.3 million in 2001.

INTEREST EXPENSE

     Interest expense increased $0.4 million to $4.8 million for 2002 from $4.4 million for 2001. The increase was the result of a $1.2 million make-whole premium on our prepayment of $30 million of our senior unsecured notes in August 2002, which was partially offset by lower interest expense for the remainder of the year.

OTHER EXPENSE

     Other expense was $0.2 million for 2002 compared to $1.1 million for 2001. Other expense for 2002 included $0.4 million to maintain surplus real estate and facilities not used in operations, which was partially offset by miscellaneous income items. Other expense for 2001 included $0.6 million in expenses incurred in facilitating the offering of common stock by certain of our stockholders in the second quarter of 2001 and $0.5 million to maintain surplus real estate and facilities not used in operations. For further information on these transactions, see Note 9 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUE

     Total revenue increased $59.6 million, or 33%, to $239.6 million for 2001 from $180.0 million in 2000. Premium connection revenue rose 46% to $138.9 million and pressure control revenue increased 18% to $100.7 million. The increase in premium connection revenue was primarily the result of increased demand for our products as a result of higher rig counts in both our North American (United States and Canada) and international markets, and our expansion of plant capacity in North America to accommodate the higher demand. The increase in pressure control revenue was attributable to a 25% increase in revenue from the sale of aftermarket replacement parts due to higher worldwide rig activity, and an 11% increase in revenue from the sale of capital equipment due to an increase in project orders received during 2001.

GROSS PROFIT

     Gross profit increased $28.0 million to $84.2 million for 2001 from $56.2 million in 2000. The increase was primarily due to an increase in revenue from pressure control aftermarket replacement parts that generate higher margins, increased utilization of our premium connection plants in North America, increased profitability of our pressure control capital equipment business and higher prices in both of our segments.

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

OTHER INCOME AND EXPENSE

     For 2001, other expense was $1.1 million, which included $0.6 million in expenses incurred in facilitating the offering of common stock by certain of our stockholders in the second quarter of 2001 and $0.5 million to maintain surplus real estate and facilities not used in operations. For 2000, other income was $5.4 million, which includes a $3.6 million gain from a legal settlement related to the purchase of put options to sell marketable securities, and a $1.9 million gain recorded from the sale of real estate not used in operations. For further information on these transactions, see Note 9 in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to repay indebtedness, fund capital expenditures, fund new product development and to provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we have available $10 million in revolving credit facilities.

OPERATING ACTIVITIES

     Cash provided by operating activities was $28.3 million for 2002 and $45.1 million for 2001. Cash provided by operations in 2002 was primarily from earnings, contractual cash payments received from customers for progress made on capital equipment long-term projects and utilization of deferred tax assets, the effects of which were partially offset by higher working capital requirements. The decrease in cash provided by operations in 2002 of $16.8 million as compared to 2001 was primarily due to the expenditure of contractual cash payments from customers received in 2001 for completion of large project orders. Cash provided by operations in 2001 was $17.2 million higher than in 2000 primarily due to improved operating results in both of our segments driven by higher revenue and contractual cash payments from customers on project orders in backlog.

INVESTING ACTIVITIES

     Net cash used in investing activities for 2002 was $27.5 million compared to $29.5 million for 2001. The investment of cash in 2002 was attributable to capital spending and investments in held-to-maturity securities, while the investment of cash in 2001 was solely for capital expenditures.

     Net cash used in investing activities for 2001 was $21.6 million higher than 2000. The increase was due to higher capital spending and one-time cash receipts in 2000. These one-time cash receipts included a May 2000 settlement payment from a dispute with a financial institution related to our purchase of put options on marketable securities. As a result of this settlement, we received, after expenses, approximately $3.6 million. Additionally, in July 2000, we sold certain real property not used in our operations for proceeds of approximately $2.1 million, net of expenses from the sale. For more information on capital expenditures for the three years ended December 31, 2002 see "Capital Expenditures" below.

CREDIT FACILITIES

     We have two unsecured revolving lines of credit for working capital requirements that provide up to $10.0 million in total committed revolving credit borrowings through June 30, 2003. Of these, $5.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the U.S. facility fluctuate depending on our leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. Interest rates under the foreign credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At December 31, 2002, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth, debt-to-capitalization and interest coverage ratios. At December 31, 2002, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.

     The terms of the Company's credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At December 31, 2002 there was approximately $0.3 million outstanding in letters of credit.

     On March 18, 2003, the Company's domestic and foreign lines of credit were extended to mature on June 30, 2003.

CONTRACTUAL CASH OBLIGATIONS

     The following paragraph summarizes the Company's contractual cash obligations as of December 31, 2002.

                                                     PAYMENT DUE BY PERIOD
                                           -----------------------------------------
                                           TOTAL   2003    2004   2005   2006   2007
                                           -----   -----   ----   ----   ----   ----
                                                         (IN MILLIONS)
Short term debt..........................  $30.0   $30.0   $ --   $ --   $ --   $ --
Operating leases.........................    3.1     1.1    0.9    0.7    0.4     --
                                           -----   -----   ----   ----   ----   ----
  Total..................................  $33.1   $31.1   $0.9   $0.7   $0.4   $ --
                                           =====   =====   ====   ====   ====   ====

OTHER INDEBTEDNESS

     In a June 1998 private placement, we issued $60.0 million aggregate principal amount of 6.85% senior secured notes due June 30, 2003. During 2001, the senior notes became unsecured. The senior notes may not be prepaid prior to maturity unless we pay the noteholders a make-whole premium based on prevailing market interest rates. During the third quarter of 2002, the Company formally notified the noteholders of its intent to prepay $30.0 million aggregate principal amount of the unsecured notes. On August 6, 2002, this payment was made plus a make-whole premium of $1.2 million. The make-whole premium was included as interest expense in the consolidated statement of operations. If the remaining $30.0 million were prepaid prior to June 30, 2003, an additional make-whole premium would be required, which as of December 31, 2002 would be $0.7 million. We anticipate having cash available at June 30, 2003 to pay the balance of this obligation at maturity; however, depending on the facts and circumstances at the time, we may choose to refinance all or a portion of the remaining notes.

     The agreement under which the notes are outstanding requires us to maintain a minimum level of tangible net worth. Additional financial tests, if not passed, restrict our ability to incur additional indebtedness and make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At December 31, 2002, we were in compliance with these financial requirements. A change in control would allow the holders to require prepayment of some or all of the notes at 100% of their principal amount plus a make-whole premium based on prevailing market interest rates.

TECHNOLOGY

     The joint industry project to develop dual gradient drilling technology successfully drilled a test well in the Gulf of Mexico in the fourth quarter of 2001. The joint industry project team completed its work, and during 2002, Hydril continued to refine the design of the equipment and pursue commercialization through its wholly-owned subsidiary, SubSea MudLift Drilling Company, LLC. Expenditures to commercialize this technology were expensed in 2002 and were less than 5% of total selling, general and administrative expenses.

CAPITAL EXPENDITURES

     Capital expenditures for 2002 were $17.9 million, which included $9.6 million in our premium connection segment of which $7.6 million related to plant capacity expansion and $2.0 million related to support of manufacturing operations. Also included was $7.1 million in our pressure control segment, of which $4.4 million was used to replace and refurbish machine tools and to construct a new deepwater assembly building for blowout preventer stack assembly at our Houston plant and $2.7 million was used to support engineering research and development and manufacturing operations. Capital expenditures for general corporate purposes were $1.2 million for 2002.

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

     If current industry conditions continue, we expect our 2003 capital expenditures to be approximately $12.0 to $13.0 million primarily to support manufacturing operations and engineering, research and development activities.

DIVIDENDS

     We have no plans to declare or pay any dividends on our common stock or our class B common stock for the foreseeable future.

BACKLOG

     Pressure control capital equipment backlog which includes orders for capital equipment and long-term projects, at December 31, 2002 and 2001 was $32.5 million and $55.8 million, respectively. The decrease was the result of work completed and revenue recognized on several large long-term capital equipment project orders that were received in 2001. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method, and the remaining revenue from projects currently in backlog is expected to be recorded during 2003. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders.

TAX MATTERS

     As of December 31, 2002, we had deferred tax assets, net of deferred tax liabilities, of $8.6 million, which includes foreign tax credits of approximately $4.8 million. These assets are benefits to us as long as we expect to have sufficient future income in the United States. The foreign tax credits are available through the year 2006 to reduce future United States income taxes payable.

     Management projections indicate that sufficient income will be generated in future years to realize the tax assets, and therefore, no valuation allowance was required.

CRITICAL ACCOUNTING POLICIES

     Our accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cashflows.

REVENUE RECOGNITION

     Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below.

     Revenue from long-term contracts, which are generally contracts from six to eighteen months and an estimated contract price in excess of $1.0 million is recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. It is possible but not contemplated that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes.

INVENTORIES

     Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out method for substantially all pressure control products (approximately 85% and 81% of total gross inventories at December 31, 2002 and 2001, respectively) and by the first-in, first-out method for all other inventories.

     The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value.

PRODUCT WARRANTIES

     The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product or for repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues its estimated exposure for product warranties based on known warranty claims as well as current and historical warranty costs incurred.

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

RISK FACTORS

     You should consider carefully the following risk factors and all other information contained in this report. Any of the following risks could impair our business, financial condition and operating results.

RISKS RELATING TO OUR BUSINESS

     A MATERIAL OR EXTENDED DECLINE IN EXPENDITURES BY THE OIL AND GAS INDUSTRY, DUE TO A DECLINE IN OIL AND GAS PRICES OR OTHER ECONOMIC FACTORS, WOULD REDUCE OUR REVENUE.

     Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. Demand for our pressure control capital equipment is directly affected by the number of drilling rigs being built or refurbished. At this time, drilling rig utilization for many categories of rigs is below capacity. Therefore in general, drilling contractors are not planning significant refurbishment of drilling rigs or new rig construction. A substantial or extended decline in worldwide drilling activity or in construction or refurbishment of rigs will adversely affect the demand for our products or services.

     Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry's view of future oil and gas prices, which have been historically characterized by significant volatility. Oil and gas prices are affected by numerous factors, including:

     - the level of worldwide oil and gas exploration and production activity;

     - worldwide demand for energy, which is affected by worldwide economic conditions;

     - the policies of the Organization of Petroleum Exporting Countries, or OPEC;

     - the cost of producing oil and gas;

     - interest rates and the cost of capital;

     - technological advances affecting energy consumption;

     - environmental regulation;

     - level of oil and gas inventories in storage;

     - tax policies;

     - policies of national governments; and

     - war, civil disturbances and political instability, such as the war in Iraq.

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

     AN EXTENDED WAR IN IRAQ AND THE OCCURRENCE OR THREAT OF TERRORIST ATTACKS COULD HAVE AN ADVERSE AFFECT ON OUR RESULTS AND GROWTH PROSPECTS, AS WELL AS ON OUR ABILITY TO ACCESS CAPITAL AND OBTAIN ADEQUATE INSURANCE.

     On March 19, 2003, the United States and a coalition of other countries initiated military action in Iraq. An extended war in Iraq and the occurrence or threat of future terrorist attacks such as those against the United States on September 11, 2001 could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause a decrease in spending by oil and gas companies for exploration and development. In addition, these risks could trigger increased volatility in prices for crude oil and natural gas which could also adversely affect spending by oil and gas companies. A decrease in spending could adversely affect the markets for our products and thereby adversely affect our revenue and margins and limit our future growth prospects. Moreover, these risks could cause increased instability in the financial and insurance markets and adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or are otherwise required by our contracts with third parties.

     WE RELY ON A FEW DISTRIBUTORS FOR SALES OF OUR PREMIUM CONNECTIONS IN THE UNITED STATES AND CANADA; A LOSS OF ONE OR MORE OF OUR DISTRIBUTORS OR A CHANGE IN THE METHOD OF DISTRIBUTION COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS.

     There are a limited number of distributors who buy steel tubulars, contract with us to thread the tubulars and sell completed tubulars with our premium connections. In 2002, our nine distributors accounted for 63% of our premium connection sales in the United States and Canada.

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

     THE CONSOLIDATION OR LOSS OF END-USERS OF OUR PRODUCTS COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND REDUCE OUR REVENUE.

     Exploration and production company operators and drilling contractors have undergone substantial consolidation in the last few years. Additional consolidation is probable.

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

     In 2002, our largest premium connection customer worldwide accounted for 19% of segment sales, and our ten largest premium connection customers accounted for 64% of total segment sales. In 2002, our two largest pressure control customers accounted for 26% and 18% of segment sales and our ten largest pressure control customers accounted for 70% of segment sales.

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

     THE INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN REDUCED PROFITABILITY AND LOSS OF MARKET SHARE FOR US.

     Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by our customers in awarding contracts include:

     - availability and capabilities of the equipment;

     - ability to meet the customer's delivery schedule;

     - price;

     - reputation;

     - experience;

     - safety record, and

     - technology.

     Many of our major competitors are diversified multinational companies that are larger and have substantially greater financial resources, larger operating staffs and greater budgets for marketing and research and development than we do. They may be better able to compete in making equipment available faster and more efficiently, meeting delivery schedules or reducing prices. In addition, two or more of our major competitors could consolidate producing an even larger company. Also our competitors may acquire product lines that would allow them to offer a more complete package of drilling equipment and services rather than providing only individual components. As a result of any of the foregoing reasons, we could lose customers and market share to those competitors. These companies may also be better able than we are to successfully endure downturns in the oil and gas industry.

     WE MAY LOSE PREMIUM CONNECTION BUSINESS TO INTERNATIONAL AND DOMESTIC COMPETITORS WHO PRODUCE THEIR OWN PIPE, AS WELL AS OTHER NEW ENTRANTS.

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

     During 2002, we derived approximately 61% of our premium connection segment revenue from services or equipment ultimately provided or delivered to end-users for use outside of the United States. Many of our larger competitors, especially internationally, are integrated steel producers, who produce, rather than purchase, steel. For example, several foreign steel mills have formed a corporation that is licensed to produce and sell a competing premium connections product line outside of the United States and Canada. Foreign integrated steel producers have more pricing flexibility for premium connections since they control the production of both the steel tubulars to which the connections are applied, as well as the premium connections. This inherent pricing and supply control puts us at a competitive disadvantage, and we could lose business to integrated steel producers even if we may have a better product. The recent acquisition or future acquisitions of U.S. tubular steel manufacturing capacity by foreign integrated steel producers could result in a loss of market share for Hydril. Other domestic and foreign steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connections business and compete with us.

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

     The level of imports of tubular goods, which has varied significantly over time, affects the domestic tubular goods market. High levels of imports reduce the volume sold by domestic producers and tend to reduce their selling prices, both of which could have an adverse impact on our business. We believe that United States import levels are affected by, among other things:

     - United States and overall world demand for tubular goods;

     - the trade practices of and government subsidies to foreign producers; and

     - the presence or absence of antidumping and countervailing duty orders.

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

     In addition, antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews". Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic injury is likely to continue or recur. Antidumping duty orders continue to cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order continues to cover imports from Italy. On July 17, 2001, the Department of Commerce ordered the continuation of the countervailing and antidumping duty orders on tubular goods other than drill pipe on Argentina, Italy, Korea and Mexico, and the continuation of the antidumping duty order on tubular goods, inclusive of drill pipe, from Japan. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside the U.S. The Department of Commerce intends to initiate the next five-year review of these orders no later that June 2006. The sunset review for tubular products from Argentina, Italy, Japan, Korea and Mexico will take place in 2006.

     OVERCAPACITY IN THE PRESSURE CONTROL INDUSTRY AND HIGH FIXED COSTS COULD EXACERBATE THE LEVEL OF PRICE COMPETITION FOR OUR PRODUCTS, ADVERSELY AFFECTING OUR BUSINESS AND REVENUE.

     There currently is and historically has been overcapacity in the pressure control equipment industry. When oil and gas prices fall, cash flows of our customers are reduced, leading to lower levels of expenditures and reduced demand for pressure control equipment. In addition, adverse economic conditions can reduce demand for oil and gas, which in turn could decrease demand for our pressure control products. Under these conditions, the overcapacity causes increased price competition in the sale of pressure control products and aftermarket services as competitors seek to capture the reduced business to cover their high fixed costs and avoid the idling of manufacturing facilities. Because we have multiple facilities that produce different types of pressure control products, it is even more difficult for us to reduce our fixed costs since to do so we might have to shut down more than one plant. During and after periods of increasing oil and gas prices when sales of pressure control products may be increasing, the overcapacity in the industry will tend to keep prices for the sale of pressure control products lower than if overcapacity were not a factor. As a result, when oil and gas prices are low, or are increasing from low levels because of increased demand, our business and revenue may be adversely affected because of either reduced sales volume or sales at lower prices or both.

     IF WE DO NOT DEVELOP, PRODUCE AND COMMERCIALIZE NEW COMPETITIVE TECHNOLOGIES AND PRODUCTS, OUR REVENUE MAY DECLINE.

     The markets for premium connections and pressure control products and services are characterized by continual technological developments. As a result, substantial improvements in the scope and quality of product function and performance can occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response to changes in technology, our business and revenue may be adversely affected. Our future ability to develop new products depends on our ability to:

     - design and commercially produce products that meet the needs of our customers;

     - successfully market new products; and

     - obtain and maintain patent protection.

     We may encounter resource constraints or technical or other difficulties that could delay introduction of new products and services in the future. Our competitors may introduce new products before we do and achieve a competitive advantage.

     Additionally, the time and expense invested in product development may not result in commercial applications and provide revenue. We have invested significant amounts in the development of new technologies, such as advanced composite tubing and subsea mudlift drilling. We could be required to write off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

     IF WE ARE NOT SUCCESSFUL IN DEVELOPING AND COMMERCIALIZING SUBSEA MUDLIFT DRILLING TECHNOLOGY OR OTHER NEW TECHNOLOGIES OUR GROWTH PROSPECTS MAY BE REDUCED.

     We have been working with a number of exploration and production company operators and drilling contractors to develop a subsea mudlift drilling technology that, if successful, would enable exploration and production company operators to economically drill for and produce oil and gas in ultra-deepwater in excess of 5,000 feet. In October 2001, the subsea drilling project successfully completed its final phase by drilling a test well in the Gulf of Mexico. The joint industry project team has completed its work and Hydril is now in the process of refining the design of the equipment and pursuing commercialization of this technology. However, there are other groups of companies in our industry that are also developing competing technologies for deepwater drilling, and they may be ahead of us in completing development of their technology. If one or more of these groups develops a commercially viable technology before we do, they may gain a significant competitive advantage over us.

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

     THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Neil G. Russell, our Vice President of our Premium Connection segment, Charles E. Jones, our Vice President of our Pressure Control segment, and Michael C. Kearney, Chief Financial Officer and Vice President--Administration. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

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

     OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC AND OTHER RISKS.

     In 2002, approximately 69% of our total revenue was derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 30% of our revenue was derived from products which were produced and used outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include:

     - political instability, civil disturbances, war and terrorism;

     - nationalization, expropriation, and nullification of contracts;

     - changes in regulations and labor practices;

     - changes in currency exchange rates and potential devaluations;

     - changes in currency restrictions which could limit the repatriations of profits or capital;

     - restrictive actions by local governments

     - seizure of plant and equipment; and

     - changes in foreign tax laws.

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

     WE MAY LOSE MONEY ON FIXED PRICE CONTRACTS, AND SUCH CONTRACTS COULD CAUSE OUR QUARTERLY REVENUE AND EARNINGS TO FLUCTUATE SIGNIFICANTLY.

     Almost all of our pressure control projects, including all of our larger engineered subsea control systems projects, are performed on a fixed-price basis. This means that we are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

     - errors in cost, design or production time estimates;

     - engineering design changes;

     - changes requested by customers; and

     - changes in the availability and cost of labor and material.

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

     OUR QUARTERLY SALES AND EARNINGS MAY VARY SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

     - the level of drilling activity worldwide;

     - the variability of customer orders, which are particularly unpredictable in international markets;

     - the mix of our products sold and the margins on those products;

     - new products offered and sold by us or our competitors and;

     - weather conditions that can affect our customers' operations.

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

     CHANGES IN REGULATION OR ENVIRONMENTAL COMPLIANCE COSTS AND LIABILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS AND FINANCIAL CONDITION.

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

     WE COULD BECOME SUBJECT TO CLAIMS RELATED TO THE RELEASE OF HAZARDOUS SUBSTANCES WHICH COULD ADVERSELY AFFECT OUR RESULTS AND FINANCIAL CONDITION.

     We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are or have been used for industrial purposes for many years. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, including property owned or leased by us now or in the past or third party sites to which we sent waste for disposal. We also could become subject to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. See Note 11 to our audited consolidated financial statements included elsewhere in this report for more information regarding environmental contingencies.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in

APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the "unusual in nature and infrequency of occurrence" criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company's early adoption of SFAS 145, effective July 1, 2002, had no material impact on our results of operations or financial condition.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure of those effects in interim financial information. Additionally, the statement requires new disclosures about the effect of stock-based employee compensation on reported results and specifies the form, content, and location of those disclosures. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure only provisions of SFAS 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. See Note 13 to our audited consolidated financial statements included elsewhere in this report for additional information.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34". The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted FASB interpretation No. 45, and does not expect the adoption to materially affect its results of operations or financial condition.

ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We have short-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

     At December 31, 2002, we had $30 million of fixed rate senior notes, having a fair value of $30.3 million. See Note 4 "Long-Term Debt" to our audited consolidated financial statements included elsewhere in this report for information on the $30 million prepayment on the senior notes issued in June 1998. Interest payable on the remaining balance of the notes is at a fixed-rate and therefore, does not expose us to the risk of earnings loss due to changes in interest rates. If interest rates were to decline 10% from their level at December 31, 2002, the fair value of the notes would increase by $0.07 million.

     There were no outstanding borrowings under our lines of credit at December 31, 2002. Floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

     At December 31, 2002 or 2001, we did not hedge interest rate exposure.

FOREIGN CURRENCY EXCHANGE RATE

     Our operations are conducted in certain countries around the world in a number of different currencies. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, the U.S. dollar. In order to mitigate the effect of exchange rate changes, a substantial portion of our contracts provide for collections from customers in U.S. dollars. For 2002, approximately 66% of the sales from our foreign operations were in U.S. dollars and an additional 21% of sales from these operations were in local currency but based on the exchange rate for the U.S. dollar at the time of shipment.

     We had no foreign currency denominated borrowings outstanding at December 31, 2002 or 2001.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 HYDRIL COMPANY

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   35
FINANCIAL STATEMENTS:
  Consolidated Balance Sheets -- December 31, 2002 and
     2001...................................................   36
  Consolidated Statements of Operations -- Years Ended
     December 31, 2002, 2001 and 2000.......................   37
  Consolidated Statements of Changes in Stockholders'
     Equity -- Years Ended December 31, 2002, 2001 and
     2000...................................................   38
  Consolidated Statements of Cash Flows -- Years Ended
     December 31, 2002, 2001 and 2000.......................   39
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................   40

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of Hydril Company:

     We have audited the accompanying consolidated balance sheets of Hydril Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2003 (March 18, 2003 as to Note 4)

                                 HYDRIL COMPANY

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  61,590   $  89,346
  Investments...............................................      7,899          --
  Receivables:
    Trade, less allowance for doubtful accounts: 2002,
     $1,039; 2001, $1,332...................................     35,393      36,836
    Contract costs and estimated earnings in excess of
     billings...............................................      4,829          --
    Other...................................................        396         642
                                                              ---------   ---------
         Total receivables..................................     40,618      37,478
                                                              ---------   ---------
  Inventories:
    Finished goods..........................................     22,299      33,057
    Work-in-process.........................................     13,041       9,525
    Raw materials...........................................      6,144       6,295
                                                              ---------   ---------
         Total inventories..................................     41,484      48,877
                                                              ---------   ---------
  Deferred tax asset........................................      9,164       8,566
  Other current assets......................................      3,851       2,461
                                                              ---------   ---------
         Total current assets...............................    164,606     186,728
                                                              ---------   ---------
PROPERTY:
  Land and improvements.....................................     20,031      18,344
  Buildings and improvements................................     51,061      41,854
  Machinery and equipment...................................    156,175     138,064
  Construction-in-progress..................................      3,569      17,753
                                                              ---------   ---------
         Total..............................................    230,836     216,015
  Less accumulated depreciation and amortization............   (123,805)   (115,977)
                                                              ---------   ---------
         Property, net......................................    107,031     100,038
                                                              ---------   ---------
OTHER LONG-TERM ASSETS:
  Investments...............................................      1,665          --
  Deferred tax asset........................................         --       1,091
  Other assets..............................................      4,906       4,314
                                                              ---------   ---------
         TOTAL..............................................  $ 278,208   $ 292,171
                                                              =========   =========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  13,723   $  23,358
  Billings in excess of contract costs and estimated
    earnings................................................      4,981      12,641
  Accrued liabilities.......................................     21,656      17,266
  Current portion of long-term debt.........................     30,000         234
  Current portion of capital leases.........................         --          52
  Income taxes payable......................................      3,763       2,449
                                                              ---------   ---------
         Total current liabilities..........................     74,123      56,000
                                                              ---------   ---------
LONG-TERM LIABILITIES:
  Long-term debt, excluding current portion.................         --      60,000
  Deferred tax liability....................................        578         411
  Other.....................................................     16,370      15,575
                                                              ---------   ---------
         Total long-term liabilities........................     16,948      75,986
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
  Capital stock:
    Preferred stock -- authorized, 10,000,000 shares of $1
     par value; none issued or outstanding
    Common stock -- authorized 75,000,000 shares of $.50 par
     value; 15,369,638 and 14,359,596 shares issued and
     outstanding at December 31, 2002 and 2001,
     respectively...........................................      7,685       7,180
    Class B common stock -- authorized, 32,000,000 shares of
     $.50 par value; 7,192,427 and 7,966,404 shares issued
     and outstanding at December 31, 2002 and 2001,
     respectively...........................................      3,596       3,983
  Additional paid in capital................................     43,898      41,033
  Retained earnings.........................................    134,481     107,989
  Accumulated other comprehensive loss......................     (2,523)         --
                                                              ---------   ---------
         Total stockholders' equity.........................    187,137     160,185
                                                              ---------   ---------
         TOTAL..............................................  $ 278,208   $ 292,171
                                                              =========   =========

                 See notes to consolidated financial statements

                                 HYDRIL COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        2002          2001          2000
                                                     -----------   -----------   -----------
REVENUE............................................  $   241,524   $   239,561   $   180,022
COST OF SALES......................................      150,854       155,344       123,802
                                                     -----------   -----------   -----------
GROSS PROFIT.......................................       90,670        84,217        56,220
                                                     -----------   -----------   -----------
SELLING, GENERAL & ADMINISTRATION EXPENSES
  Engineering......................................       12,912        10,338         7,033
  Sales and marketing..............................       16,773        15,174        13,205
  General and administration.......................       16,660        16,375        14,564
                                                     -----------   -----------   -----------
           Total...................................       46,345        41,887        34,802
                                                     -----------   -----------   -----------
OPERATING INCOME...................................       44,325        42,330        21,418
INTEREST EXPENSE...................................       (4,831)       (4,403)       (4,963)
INTEREST INCOME....................................        1,477         2,874         2,320
OTHER INCOME (EXPENSE):
  Gain on marketable securities....................           --            --         3,576
  Other - net......................................         (214)       (1,082)        1,857
                                                     -----------   -----------   -----------
             Total.................................         (214)       (1,082)        5,433
                                                     -----------   -----------   -----------
INCOME BEFORE INCOME TAXES.........................       40,757        39,719        24,208
PROVISION FOR INCOME TAXES.........................       14,265        14,100         8,594
                                                     -----------   -----------   -----------
NET INCOME.........................................  $    26,492   $    25,619   $    15,614
                                                     ===========   ===========   ===========
INCOME PER SHARE:
  BASIC............................................  $      1.18   $      1.15   $      0.78
  DILUTED..........................................  $      1.16   $      1.13   $      0.76
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC............................................   22,414,111    22,210,612    20,022,607
  DILUTED..........................................   22,833,246    22,574,734    20,557,495

                 See notes to consolidated financial statements

                                 HYDRIL COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           CLASS B                                   ACCUMULATED
                                  COMMON STOCK           COMMON STOCK       ADDITIONAL                  OTHER
                               -------------------   --------------------    PAID IN     RETAINED   COMPREHENSIVE
                                 SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS       LOSS         TOTAL
                               ----------   ------   ----------   -------   ----------   --------   -------------   --------
Balance, December 31, 1999...          --   $        19,379,040   $9,690     $           $ 66,756      $    --      $ 76,446
                               ==========   ======   ==========   =======    =======     ========      =======      ========
Comprehensive Income:
  Net Income.................          --   $  --            --   $   --          --     $ 15,614      $    --      $ 15,614
                               ----------   ------   ----------   -------    -------     --------      -------      --------
         Total Comprehensive
           Income............          --      --            --       --          --       15,614           --        15,614
                               ----------   ------   ----------   -------    -------     --------      -------      --------
Shares sold by existing
  stockholders in initial
  public offering............   5,927,332   2,965    (5,927,332)  (2,965)         --           --           --            --
Issuance of Common stock in
  initial public offering....   2,673,068   1,336            --       --      38,333           --           --        39,669
Conversion of Class B Common
  stock to Common stock......      40,800      20       (40,800)     (20)         --           --      $    --            --
                               ----------   ------   ----------   -------    -------     --------      -------      --------
Balance, December 31, 2000...   8,641,200   $4,321   13,410,908   $6,705     $38,333     $ 82,370      $    --      $131,729
                               ==========   ======   ==========   =======    =======     ========      =======      ========
  Net Income.................          --   $  --            --   $   --          --     $ 25,619      $    --      $ 25,619
                               ----------   ------   ----------   -------    -------     --------      -------      --------
         Total Comprehensive
           Income............          --      --            --       --          --       25,619           --        25,619
                               ----------   ------   ----------   -------    -------     --------      -------      --------
Shares sold by existing
  stockholders pursuant to a
  registration rights
  agreement..................   5,234,616   2,617    (5,234,616)  (2,617)         --           --           --            --
Issuance of Common stock-
  employee stock purchase
  plan and exercise of stock
  options....................     230,035     115            --       --       2,514           --           --         2,629
Issuance of Class B Common
  stock-exercise of stock
  options....................          --      --        43,857       22         186           --           --           208
Conversion of Class B Common
  stock to Common stock......     253,745     127      (253,745)    (127)         --           --           --            --
                               ----------   ------   ----------   -------    -------     --------      -------      --------
Balance, December 31,
  2001.......................  14,359,596   $7,180    7,966,404   $3,983     $41,033     $107,989      $    --      $160,185
                               ==========   ======   ==========   =======    =======     ========      =======      ========
  Net Income.................          --   $  --            --   $   --          --     $ 26,492      $    --      $ 26,492
                               ----------   ------   ----------   -------    -------     --------      -------      --------
  Other Comprehensive Loss,
    net of tax Minimum
    pension liability
    adjustment...............                                                                           (2,523)       (2,523)
                               ----------   ------   ----------   -------    -------     --------      -------      --------
         Total Comprehensive
           Income............          --      --            --       --          --       26,492       (2,523)       23,969
                               ----------   ------   ----------   -------    -------     --------      -------      --------
Issuance of Common stock-
  employee stock purchase
  plan and exercise of stock
  options....................     216,065     108            --       --       2,780           --           --         2,888
Issuance of Class B Common
  stock-exercise of stock
  options....................          --      --        20,000       10          85           --           --            95
Conversion of Class B Common
  stock to Common stock......     793,977     397      (793,977)    (397)         --           --           --            --
                               ----------   ------   ----------   -------    -------     --------      -------      --------
Balance, December 31, 2002...  15,369,638   $7,685    7,192,427   $3,596     $43,898     $134,481      $(2,523)     $187,137
                               ==========   ======   ==========   =======    =======     ========      =======      ========

                 See notes to consolidated financial statements

                                 HYDRIL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 26,492   $ 25,619   $ 15,614
                                                              --------   --------   --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................    10,827      9,207      8,579
    Deferred income taxes...................................     2,020      5,200      3,213
    Provision for doubtful accounts.........................      (136)       191        178
    Loss on asset disposition...............................        --         --        626
    Gain on sale of real estate holdings not used in
     operations.............................................        --         --     (1,870)
    Gain on put mediation settlement........................        --         --     (3,576)
    Change in operating assets and liabilities:
      Receivables...........................................     1,825      1,113     (6,066)
      Contract costs and estimated earnings in excess of
       billings.............................................    (4,829)     1,227      6,889
      Inventories...........................................     7,393     (8,730)     5,264
      Other current and noncurrent assets...................    (1,939)     1,515       (895)
      Accounts payable......................................    (9,635)       828      8,206
      Billings in excess of contract costs and estimated
       earnings.............................................    (7,660)     8,578     (3,243)
      Accrued liabilities...................................     1,867       (707)    (2,796)
      Income taxes payable..................................     1,314      1,052        237
      Other long-term liabilities...........................       795         26     (2,462)
                                                              --------   --------   --------
         Net cash provided by operating activities..........    28,334     45,119     27,898
                                                              --------   --------   --------
NET CASH FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate holdings not used in
    operations..............................................        --         --      2,100
  Proceeds from disposition of assets.......................        --         --         42
  Proceeds from put mediation settlement....................        --         --      3,576
  Net purchase of held-to-maturity investments..............    (9,564)        --         --
  Capital expenditures......................................   (17,928)   (29,525)   (13,575)
                                                              --------   --------   --------
         Net cash used in investing activities..............   (27,492)   (29,525)    (7,857)
                                                              --------   --------   --------
NET CASH FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..................................        --      1,095      2,697
  Repayment of debt.........................................   (30,234)    (1,628)   (15,149)
  Repayment of capital leases...............................       (52)      (267)      (254)
  Net proceeds from issuance of common stock................       185         86         --
  Net proceeds from exercise of stock options...............     1,503      1,187         --
  Net proceeds from initial public offering of common
    stock...................................................        --         --     39,669
                                                              --------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................   (28,598)       473     26,963
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (27,756)    16,067     47,004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    89,346     73,279     26,275
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 61,590   $ 89,346   $ 73,279
                                                              --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $  4,700   $  4,247   $  5,025
  Income taxes paid:
    Domestic................................................     2,043        474        195
    Foreign.................................................     6,715      5,252      3,930

                 See notes to consolidated financial statements

                                 HYDRIL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Hydril Company (the "Company") operates principally in the oilfield equipment industry on a worldwide basis. Operations involve engineering, manufacturing and marketing high performance specialty equipment for use in the exploration and production of oil and gas. The Company's customer base consists primarily of steel pipe distributors, major oil companies, independent oil and gas producers and drilling contractors. The Company operates in two business segments -- Premium Connection and Pressure Control (see Note 14 for further information).

     Principles of Consolidation -- The consolidated financial statements include the accounts of Hydril Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition -- Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below.

     Revenue from long-term contracts, which is generally contracts from six to eighteen months and an estimated contract price in excess of $1,000,000 are recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. It is at least reasonably possible that estimates of contract costs could be revised in the near term. Revenue from long-term contracts was approximately 16%, 8% and 8% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

     Cash and Cash Equivalents -- Cash equivalents are highly liquid investments including commercial paper, time deposits and money market mutual funds having original maturities of three months or less.

     Investments -- The Company has investment securities classified as "held-to-maturity" and measured at amortized cost in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management has the positive intent and ability to hold those securities to maturity. As of December 31, 2002, the Company held $9,564,000 of corporate investment securities. Contractual maturities of these securities include $7,899,000 which mature in 2003 and $1,665,000 which mature in 2004. The fair value of these securities as of December 31, 2002 approximates the carrying value.

     Allowance for Doubtful Accounts -- The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible. An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                            2002     2001      2000
                                                           ------   -------   ------
                                                                (IN THOUSANDS)
Beginning balance........................................  $1,332   $ 2,706   $3,710
Additions charged to expense.............................     289       191      178
Accounts written off.....................................    (103)   (1,125)    (569)
Other adjustments........................................    (479)     (440)    (613)
                                                           ------   -------   ------
Ending balance...........................................  $1,039   $ 1,332   $2,706
                                                           ======   =======   ======

                                 HYDRIL COMPANY

     Other adjustments consist primarily of the collection of a customer's account previously determined as doubtful for collection, and other adjustments reflecting current economic conditions.

     Inventories -- Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out ("LIFO") method for substantially all pressure control products (approximately 85% and 81% of total gross inventories at December 31, 2002 and 2001, respectively) and by the first-in, first-out ("FIFO") method for all other inventories. If the FIFO method had been used to value all inventories, the cost would have been $13,263,000, $12,083,000 and $11,895,000 higher at December 31, 2002, 2001 and 2000, respectively.

     The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value. An analysis of the excess and obsolete inventory reserve for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                         2002      2001      2000
                                                        -------   -------   -------
                                                              (IN THOUSANDS)
Beginning balance.....................................  $ 8,167   $ 6,511   $ 6,386
Provision for excess and obsolete inventory...........    4,248     3,815     1,189
Inventory disposed of during the year.................   (4,194)   (2,159)   (1,064)
                                                        -------   -------   -------
Ending balance........................................  $ 8,221   $ 8,167   $ 6,511
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

     Included in other assets within the consolidated balance sheets at December 31, 2002 and 2001 are $2,641,000 and $2,671,000 respectively, of real estate holdings. These holdings are composed of land and buildings in the United States not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Such holdings are reported at the lower of their carrying amount or fair value less estimated costs to sell.

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

     Product warranties -- The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product or for repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues its estimated exposure for product warranties based on known warranty claims as well as current and historical warranty costs incurred.

     Research and Development Costs -- The Company engages in research and development activities to develop new products and to significantly improve existing products. Some of these activities are conducted with other

                                 HYDRIL COMPANY
industry participants who reimburse the Company for costs incurred by the Company on their behalf. The Company expenses as incurred all research and development costs that are not reimbursable by other parties. Research and development expenses, net of reimbursement, were $3,906,000, $2,115,000 and $1,430,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     Concentration of Credit and Customer Risk -- The Company sells its products to steel pipe distributors, major and independent domestic and international oil and gas companies and national oil companies, as well as domestic and international drilling contractors and rental companies. See Note 14 for further information on major customers. The Company performs ongoing credit evaluations of its customers and provides allowance for probable credit losses where necessary.

     Reclassifications -- Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year's presentation.

                                 HYDRIL COMPANY

2. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

     Accrued liabilities and other long-term liabilities as of December 31, 2002 and 2001 consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued liabilities:
  Accrued payroll, bonus and related........................  $ 5,277   $ 3,857
  Employee benefits.........................................    5,858     3,237
  Product warranties........................................    3,274     3,224
  Taxes (property, sales, payroll, other)...................    4,586     3,069
  Other.....................................................    2,661     3,879
                                                              -------   -------
           Total............................................  $21,656   $17,266
                                                              =======   =======
Other long-term liabilities:
  Post retirement health and life benefits..................  $ 9,122   $ 9,648
  Pension plan benefits.....................................    6,100     5,723
  Deferred compensation.....................................    1,148       204
                                                              -------   -------
           Total............................................  $16,370   $15,575
                                                              =======   =======

     The changes in the aggregate product warranty liability is as follows for the years ended December 31:

                                                          2002     2001      2000
                                                         ------   -------   -------
                                                               (IN THOUSANDS)
Beginning balance......................................  $3,224   $ 3,934   $ 8,034
Claims paid............................................    (690)   (3,744)   (5,609)
Additional warranty charged to expense.................     740     3,034     1,509
                                                         ------   -------   -------
Ending balance.........................................  $3,274   $ 3,224   $ 3,934
                                                         ======   =======   =======

3. LONG-TERM CONTRACTS

     The components of long-term contracts as of December 31, 2002 and 2001 consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Costs and estimated earnings on uncompleted contracts.......  $ 48,417   $  8,993
Less: billings to date......................................   (48,569)   (21,634)
                                                              --------   --------
Excess of billings over costs and estimated earnings........  $   (152)  $(12,641)
                                                              ========   ========
Included in the accompanying balance sheets under the
  following captions:
  Contract costs and estimated earnings in excess of
     billings...............................................  $  4,829   $     --
  Billings in excess of contract costs and estimated
     earnings...............................................    (4,981)   (12,641)
                                                              --------   --------
           Total............................................  $   (152)  $(12,641)
                                                              ========   ========

     Beginning in 1996 and through 1999, the Company entered into 17 fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment. All of the subsea control systems and all of the pressure control equipment for these contracts were shipped prior to December 31, 2000. Losses

                                 HYDRIL COMPANY
incurred on these projects, including late delivery penalties, were approximately $1,500,000 for the year ended December 31, 2000. No such losses were recorded in 2002 or 2001.

4. LONG-TERM DEBT

     The Company's borrowings as of December 31, 2002 and 2001 were as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
                                                                (IN THOUSANDS)
Senior notes................................................  $ 30,000   $60,000
IBM note financing..........................................        --       234
                                                              --------   -------
           Total............................................    30,000    60,234
Less current portion........................................   (30,000)     (234)
                                                              --------   -------
           Total long-term debt.............................  $     --   $60,000
                                                              ========   =======

     Senior notes -- On June 26, 1998, the Company issued $60,000,000 in senior notes due June 30, 2003. The notes bear interest at a rate of 6.85% payable quarterly. The senior notes may not be prepaid prior to maturity unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. During the third quarter of 2002, the Company formally notified the noteholders of its intent to prepay $30,000,000 aggregate principal amount of the unsecured notes. On August 6, 2002, this payment was made, plus a make-whole premium of $1,215,000 relating to this prepayment. The make-whole premium was included as interest expense in the consolidated statement of operations. If the remaining $30,000,000 were prepaid prior to June 30, 2003, an additional make-whole premium would be required, which as of December 31, 2002 would be $763,000.

     Revolving lines of credit -- At December 31, 2002, the Company had available $10,000,000 in total committed unsecured revolving lines of credit. Of this, $5,000,000 relates to the Company's U.S. operations and $5,000,000 relates to the Company's foreign operations. Effective July 31, 2002, the Company decreased the amount available on its U.S. line of credit from $25,000,000 to $5,000,000. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company's leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At December 31, 2002, there were no outstanding borrowings under this credit facility.

     Additionally, effective July 31, 2002, the Company decreased the amount available on its foreign facility from $10,000,000 to $5,000,000. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company's leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. At December 31, 2002, there were no outstanding borrowings under this facility.

     On March 18, 2003, the Company's domestic and foreign lines of credit were extended to mature on June 30, 2003.

     The Company previously had an uncommitted foreign line of credit for $4,000,000 which could be terminated at the Company's or the bank's discretion. During August 2002, this facility was terminated at the Company's request.

     The terms of the Company's credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At December 31, 2002 there was approximately $322,000 outstanding in letters of credit.

                                 HYDRIL COMPANY

     Covenants -- The U.S. revolving line of credit requires the Company to comply with certain covenants and financial tests. The financial covenants under the line of credit consist of a requirement to maintain minimum levels of tangible net worth, to not exceed levels of debt specified in the agreement, to comply with a fixed coverage test and to not exceed a maximum leverage ratio. The foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit. The long-term note agreement for the senior notes has one financial event of default covenant, which is a minimum tangible net worth test. Additional financial tests under the long-term note agreement, if not passed, restrict the Company's ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At December 31, 2002, the Company was in compliance with these covenants.

     Collateral -- During 2001, the Company amended its domestic revolving line of credit. The amendment, among other things, changed the credit facility from secured to unsecured. Concurrently, the senior notes became unsecured pursuant to the terms of the collateral agency and intercreditor agreement with the noteholders and the lenders under the domestic credit facility.

     IBM note financing -- The Company financed certain equipment and completed consulting agreements with IBM over a five-year period beginning June 1997. The notes bore interest at 4.90% -- 7.61% per annum. During 2002, the final payments were made on this obligation.

     Debt maturities -- The estimated remaining principal payments on the outstanding debt as of December 31, 2002 are as follows: (in thousands)

DEBT MATURITIES                                            TOTAL
---------------                                           -------
2003....................................................  $30,000
                                                          -------
           Total........................................  $30,000
                                                          =======

5. INCOME TAXES

     The geographical sources of income before income taxes for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                        2002      2001      2000
                                                       -------   -------   -------
                                                             (IN THOUSANDS)
United States........................................  $16,337   $20,172   $11,149
Foreign..............................................   24,420    19,547    13,059
                                                       -------   -------   -------
Income before income taxes...........................  $40,757   $39,719   $24,208
                                                       =======   =======   =======

                                 HYDRIL COMPANY

     The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

                                                         2002      2001      2000
                                                        -------   -------   ------
                                                              (IN THOUSANDS)
United States:
     Current..........................................  $ 4,496   $ 2,732   $   66
     Deferred.........................................    1,482     4,810    3,286
Foreign:
     Current..........................................    7,749     6,168    5,315
     Deferred.........................................      538       390      (73)
                                                        -------   -------   ------
           Total......................................  $14,265   $14,100   $8,594
                                                        =======   =======   ======

     The consolidated effective income tax rates (as a percentage of income before income taxes) for the years ended December 31, 2002, 2001 and 2000 varies from the United States statutory income tax rate for the reasons set forth below:

                                                             2002     2001     2000
                                                             ----     ----     ----
Statutory rate.............................................  35.0%    35.0%    35.0%
Nondeductible expenses.....................................   0.7%     0.2%     0.3%
Other......................................................  (0.7)%    0.3%     0.2%
                                                             ----     ----     ----
Effective Rate.............................................  35.0%    35.5%    35.5%
                                                             ====     ====     ====

     Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
Inventory capitalization cost...............................  $  4,086   $  3,290
Accrued expenses and other items not deductible for tax
  purposes..................................................    10,105     10,071
Net operating loss carryforward.............................        --        220
Alternative minimum tax credits.............................        --        743
Foreign tax credits.........................................     4,833      7,689
Other.......................................................     1,404      1,158
                                                              --------   --------
           Total deferred tax assets........................    20,428     23,171
Deferred tax liabilities:
Property, plant and equipment...............................    (4,280)    (3,872)
Unrepatriated foreign earnings..............................    (7,562)   (10,053)
                                                              --------   --------
           Total deferred tax liability.....................   (11,842)   (13,925)
                                                              --------   --------
Net deferred tax asset......................................  $  8,586   $  9,246
                                                              ========   ========

     At December 31, 2002, the Company had approximately $4,833,000 of foreign tax credits which are available to reduce future U.S. income taxes payable, if any, through the year 2006.

                                 HYDRIL COMPANY

6. EMPLOYEE BENEFITS

     Post Retirement Benefits -- The Company has a defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees' years of service and compensation. Plan assets consist primarily of investments in equities and money market funds. Effective December 31, 2001, this plan was frozen. No additional benefits were accrued under this plan. Beginning January 1, 2002, the Company initiated a new retirement contribution plan to replace the previous plan covering substantially all of its U.S. employees. The new retirement contribution plan is discussed below under Defined Contribution Plan.

     Additionally, the Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before July 1, 1997, who have retired under one of the Company's pension plans.

     The benefit obligation, value of plan assets, and funded status component costs of the plans are as follows:

                                                                              POST RETIREMENT
                                                     PENSION BENEFITS    HEALTH AND LIFE BENEFITS
                                                     -----------------   -------------------------
                                                      2002      2001        2002          2001
                                                     -------   -------   ----------    -----------
                                                                    (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year............  $24,459   $23,308    $ 6,709       $  6,555
  Service cost.....................................       --     1,343         59             55
  Interest cost....................................    1,662     1,766        497            463
  Participant contributions........................       --        --         55             55
  Plan amendments..................................      167        --         --             --
  Curtailment (gain)/loss..........................       --    (5,795)        --             --
  Benefits paid....................................     (522)     (484)      (855)          (610)
  Actuarial (gain)/loss............................    1,302     4,321      1,184            191
                                                     -------   -------    -------       --------
           Benefit obligation at end of year.......  $27,068   $24,459    $ 7,649       $  6,709
                                                     =======   =======    =======       ========
Change in plan Assets:
Fair value of plan assets at beginning of year.....  $18,730   $15,903    $    --       $     --
  Actual return on plan assets.....................   (1,382)      595         --             --
  Employer contributions...........................    1,650     2,732        800            555
  Participant contributions........................       --        --         55             55
  Benefits paid....................................     (522)     (484)      (855)          (610)
  Administrative expenses..........................      (21)      (16)        --             --
                                                     -------   -------    -------       --------
           Fair value of plan assets at end of
             year..................................  $18,455   $18,730    $     0       $      0
                                                     =======   =======    =======       ========
Reconciliation of plan funded status:
  Funded status....................................  $(8,614)  $(5,729)   $(7,649)      $ (6,709)
  Unrecognized actuarial (gain)/loss...............       --        44      1,142            164
  Unamortized prior service cost...................       --        --     (3,115)        (3,603)
                                                     -------   -------    -------       --------
           Net amount recognized at year-end.......  $(8,614)  $(5,685)   $(9,622)      $(10,148)
                                                     =======   =======    =======       ========

                                 HYDRIL COMPANY

                                                                            POST RETIREMENT
                                               PENSION BENEFITS         HEALTH AND LIFE BENEFITS
                                          ---------------------------   ------------------------
                                           2002      2001      2000      2002     2001     2000
                                          -------   -------   -------   ------   ------   ------
                                                              (IN THOUSANDS)
Components of net periodic benefit cost
  Service cost..........................  $    --   $ 1,342   $ 1,245   $  58    $  55    $  50
  Interest cost.........................    1,662     1,766     1,533     497      463      489
  Expected return on plan assets........   (1,525)   (1,588)   (1,057)     --       --       --
  Amortization of prior service cost....       16        (9)       (9)   (488)    (488)    (488)
  Amortization of transition
     obligation.........................       --       193       193      --       --       --
  Recognized actuarial gain.............       --        --        --      --       --       --
                                          -------   -------   -------   -----    -----    -----
           Net periodic cost............  $   153   $ 1,704   $ 1,905   $  67    $  30    $  51
                                          =======   =======   =======   =====    =====    =====
Additional loss (gain) recognized due
  to:
  Curtailment...........................  $    --   $   185   $    --   $  --    $  --    $  --
                                          =======   =======   =======   =====    =====    =====

     The assumed discount rate used in determining the benefit obligation was 6.50% at December 31, 2002. The assumed discount rate and salary increase rate used at December 31, 2001 and 2000 were 6.75% and 4.50% and 7.50% and 4.50%, respectively. The expected long-term rate of return on pension plan assets at December 31, 2002, 2001 and 2000 was 8%, 9% and 9%, respectively.

     A 10% annual rate of increase in the per capita cost of pre-age 65 covered health care benefits was assumed for 2002 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. A 12% annual rate of increase in the per capita cost of post-age 65 covered health care benefits was assumed for 2002 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2010 and remain at that level thereafter.

     The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A one percent change in the assumed health care cost trend rates would have the following effects:

                                                                  ONE PERCENT
                                                              -------------------
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                (IN THOUSANDS)
Effect on total of service and interest cost components for
  2002......................................................    $  7      $  (7)
Effect on December 31, 2002 benefit obligation..............     110       (105)

     Defined Contribution Plans -- The Company has an employee savings plan under which U.S. employees can invest up to $12,000 of their earnings pre-tax, matched by an amount from the Company equal to one-half of the first 6% of the employees' contributions. The Company's contributions were $918,000, $859,000 and $793,000 in 2002, 2001 and 2000, respectively.

     Effective January 1, 2002, the Company initiated a new defined contribution retirement plan, in which the Company makes monthly contributions to a separate retirement contribution account for each employee as an addition to the savings plan discussed above. The contributions are a percentage of compensation ranging from 2%-7% based on age. During 2002, the Company's contributions were $1,707,000.

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

7. STOCKHOLDERS' EQUITY

     Common Stock -- The Company's Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.50 per share, and 32,000,000 shares of class B common stock, par value $.50 per share. At December 31, 2002 and 2001, 15,369,638 and 14,359,596 shares of common stock were issued and outstanding, and 7,192,427 and 7,966,404 shares of class B common stock were issued and outstanding, respectively.

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

     Preferred Stock -- The Company's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2002 and 2001, there were no shares of preferred stock issued or outstanding.

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

     Registration Rights Agreement -- In connection with the Company's initial public offering, the Company entered into a registration rights agreement with stockholders holding more than 5% of the Company's common

                                 HYDRIL COMPANY
stock prior to the initial public offering. The registration rights agreement provides such stockholders with, subject to defined restrictions, certain demand, shelf and piggyback rights to require the Company to register the sale of their common stock. The Company is required to pay all expenses incident to its performance or compliance with the registration rights agreement except for underwriting commissions and discounts related to shares of common stock sold by stockholders. The registration rights agreement terminates April 2006. Pursuant to this agreement, in May 2001, 5,234,616 shares of common stock were sold to the public by certain existing stockholders at a price of $26.50 per share pursuant to a registration statement filed by the Company. The selling stockholders held class B common stock which was converted into common stock prior to being sold to the public. Hydril did not receive any proceeds from this offering.

     Rights Agreement -- During 2002, the Company's Board of Directors approved and the Company entered into a Rights Agreement. Under the terms of the Rights Agreement, the Company declared a dividend of one Right for each outstanding share of the Company's common stock and class B common stock to holders of record as of April 12, 2002.

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

     Employee Stock Purchase Plan -- The Hydril Company Employee Stock Purchase Plan (the "Stock Purchase Plan"), was implemented November 1, 2000, and 220,000 shares of common stock have been reserved for this plan. Under the Stock Purchase Plan, employees may purchase shares of the Company's common stock at the lower of 85% of market value at the closing price on the first or last business day of each six-month period beginning on each July 1 and January 1, except that the first offering period was an eight-month period commencing on November 1, 2000 and ending on June 30, 2001. Purchases are limited to 10% of the employee's regular pay. As of December 31, 2002 and 2001, 12,366 and 5,835 shares had been issued under this plan, respectively. In January 2003, an additional 5,078 shares were issued for the offering period June 2002 through December 2002.

8. OTHER COMPREHENSIVE LOSS

     SFAS 130 "Reporting Comprehensive Income" requires minimum pension liability adjustments to be included in other comprehensive income. For the year-ended December 31, 2002, the Company had an unfunded accumulated benefit obligation in excess of the accrued pension expense. Accordingly, $2,523,000 was recorded in other comprehensive income net of income tax at a rate of 35%.

9. OTHER INCOME AND EXPENSE

     Settlement Relating to 1998 Exercise of Weatherford International, Inc. ("WFI") Put Options -- In May 2000, the Company settled a dispute with the financial institution from which it purchased put options in 1998 covering shares of WFI common stock. As a result of this settlement, the Company received, after expenses, $3,576,000.

                                 HYDRIL COMPANY

     Sale of Non-Operational Real Estate -- In September 2000, the Company recorded a $1,900,000 gain from the sale of real estate not used in operations.

     Expenses Incurred Pursuant to Registration Rights Agreement -- Other expense for 2001 includes $570,000 in expenses incurred in facilitating the offering of common stock by certain stockholders of the Company in May 2001 (see
Note 7).

     Surplus Property Expenses -- Other expense for 2002 and 2001 includes surplus property expenses of $360,000 and $518,000, respectively.

     Rental income/expense -- Other expense for 2000 includes rental income of $264,000 net of rental expenses of $266,000.

10. EARNINGS PER SHARE

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

     The following table summarizes the computation of basic and diluted net income per share:

                                                                    WEIGHTED       NET
                                                                     AVERAGE      INCOME
                                                      NET INCOME     SHARES     PER SHARE
                                                      -----------   ---------   ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 2000
Basic net income....................................    $15,614      20,023       $ 0.78
Effect of dilutive stock options....................         --         534           --
                                                        -------      ------       ------
Diluted net income..................................    $15,614      20,557       $ 0.76
                                                        =======      ======       ======
FOR THE YEAR ENDED DECEMBER 31, 2001
Basic net income....................................    $25,619      22,211       $ 1.15
Effect of dilutive stock options....................         --         364           --
                                                        -------      ------       ------
Diluted net income..................................    $25,619      22,575       $ 1.13
                                                        =======      ======       ======
FOR THE YEAR ENDED DECEMBER 31, 2002
Basic net income....................................    $26,492      22,414       $ 1.18
Effect of dilutive stock options....................         --         419           --
                                                        -------      ------       ------
Diluted net income..................................    $26,492      22,833       $ 1.16
                                                        =======      ======       ======

                                 HYDRIL COMPANY

11. COMMITMENTS AND CONTINGENCIES

     Leases -- The Company's lease commitments are principally for operating facilities and equipment.

     Obligations for minimum payments under noncancelable operating leases for the years ended December 31 are as follows:

                                                                 OPERATING
                                                               --------------
                                                               (IN THOUSANDS)
2003........................................................       $1,067
2004........................................................          903
2005........................................................          734
2006........................................................          383
2007........................................................           --
Greater than five years.....................................           --
                                                                   ------
           Total minimum lease payments.....................       $3,087
                                                                   ======

     Rental expense was $1,500,000, $1,284,000 and $1,306,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

     Litigation -- The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company was identified as one of many potentially responsible parties at a waste disposal site in California. The Company's agreed upon share of total site cleanup costs was approximately $303,000, which was paid in full in July 2002. This obligation had been adequately reserved for in the financial statements and did not materially affect the Company's results of operations or financial condition.

     The Company has also been identified as a potentially responsible party at a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company does not expect this matter to materially affect its results of operation or financial condition.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments at December 31, 2002 and 2001 consisted of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying amounts of these items (except for long-term debt) are a reasonable estimate of their fair values because of the short maturity of such instruments or because their interest rates approximate comparable market rates available to the Company.

     The fair value of long-term debt was determined by discounting cash flows based on contractual maturities at interest rates expected to be available to the Company. The estimated fair value and carrying amount of short-term debt at December 31, 2002 was $30,300,000 and $30,000,000, respectively. The estimated fair value and carrying amount of long-term debt at December 31, 2001 was $61,007,000 and $60,234,000, respectively.

13. EMPLOYEE STOCK OPTION PLAN

     The Company's 2000 Incentive Plan (the "2000 Plan") allows for the granting to officers, employees, and non-employee directors of stock based awards covering a maximum of 1,950,000 shares of common stock. During 2002, 184,000 options were granted to officers and key employees for the purchase of common stock. Of these 160,077 were granted at an exercise price of $25.49, 20,000 were granted at an exercise price of $23.65 and 3,923 were granted at an exercise price of $28.039. During 2001, 518,000 options were granted to officers and key

                                 HYDRIL COMPANY
employees. Of these options, 512,808 were granted at an exercise price of $19.275 and 5,192 at an exercise price of $21.202. During 2000, in connection with the Company's initial public offering, the Company granted options for the purchase of 444,000 shares of common stock to officers and key employees. Of these options, 414,600 were granted at an exercise price of $17 per share and 29,400 at an exercise price of $18.70 per share. All options granted to officers and employees under the 2000 plan have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.

     Under the 2000 Plan, each nonemployee director is automatically granted a nonqualified stock option each year following the annual meeting of stockholders on that number of shares of the Company's common stock such that the aggregate fair market value of such shares equals approximately $75,000. Accordingly, during 2002, each of the Company's nonemployee directors received a grant of non-qualified stock options to purchase 2,942 shares of common stock for a total of 26,478 shares at an exercise price of $25.49 per share. During 2001, each of the Company's nonemployee directors received a grant of non-qualified stock options to purchase 2,494 shares of common stock for a total of 17,458 shares at an exercise price of $30.075 per share. In addition, during 2000 in connection with the Company's initial public offering, each non-employee director was granted a nonqualified option to purchase 4,412 shares of common stock, for an aggregate of 26,472 shares of common stock at an exercise price of $17.00 per share. Options granted to non-employee directors have a term of ten years, are fully vested upon the completion of one year of service as a non-employee director, have an exercise price equal to the fair market value of the Company's common stock on the date of grant, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.

     The Company's 1999 Stock Option Plan (the "Plan") provides for the granting of options for the purchase of the Company's class B common stock to officers and key employees of the Company. Such options vest over a four-year period and are exercisable for a ten-year period. An aggregate of 1,050,000 shares of class B common stock has been reserved for grants of which 348,000 were available for future grants at December 31, 2002. The Company does not intend to grant any further options under the Plan. In connection with the amendment of the Company's charter discussed in Note 7, each outstanding option for the purchase of a share of common stock was converted into an option for the class B common stock.

                                 HYDRIL COMPANY

     A summary of the status of the Company's stock option activity, and related information for the years ended December 31, 2002 and 2001, is presented below:

                                                                      WEIGHTED AVERAGE
                                                           SHARES      EXERCISE PRICE
                                                          ---------   ----------------
Outstanding December 31, 1999...........................    702,000        $ 4.37
Granted.................................................    470,472         17.11
Exercised...............................................         --            --
Forfeited...............................................         --            --
                                                          ---------
           Outstanding at December 31, 2000.............  1,172,472          9.48
                                                          =========
Granted.................................................    535,458         19.65
Exercised...............................................   (268,057)         4.43
Forfeited...............................................         --            --
                                                          ---------
           Outstanding at December 31, 2001.............  1,439,873         14.20
                                                          =========
Granted.................................................    210,478         25.36
Exercised...............................................   (223,699)         6.72
Forfeited...............................................         --            --
                                                          ---------
           Outstanding at December 31, 2002.............  1,426,652        $17.02
                                                          =========
Options exercisable at December 31, 2000................    175,500        $ 4.37
Options exercisable at December 31, 2001................    180,569        $11.17
Options exercisable at December 31, 2002................    339,406        $15.09

     The following table summarizes information about stock options outstanding as of December 31, 2002:

                                                                              WEIGHTED AVERAGE
  RANGE OF                  WEIGHTED AVERAGE      WEIGHTED                    EXERCISE PRICE OF
  EXERCISE                     REMAINING          AVERAGE       EXERCISABLE      EXERCISABLE
   PRICES        SHARES     CONTRACTUAL LIFE   EXERCISE PRICE     SHARES           SHARES
  --------      ---------   ----------------   --------------   -----------   -----------------
$ 4.32-$ 6.02     251,643         6.0              $ 4.36          76,142          $ 4.33
 15.04- 18.05     405,673         7.7               17.00         148,087           17.00
 18.05- 21.05     536,208         8.8               19.24         109,360           19.21
 21.05- 24.06      25,192         9.2               23.15              --              --
 24.06- 27.07     186,555         9.4               25.49              --              --
 27.07-$30.08      21,381         8.6               29.70           5,817           30.08
                ---------         ---              ------         -------          ------
                1,426,652         8.1              $17.02         339,406          $15.09
                =========         ===              ======         =======          ======

     All amounts above have been adjusted for the effects of the stock dividend accounted for as a stock split described in Note 7.

     SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Plan or the 2000 Plan. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, the Company's net income would have been decreased by $1,661,000, $1,018,000 and $433,000 in 2002, 2001 and 2000, respectively.

                                 HYDRIL COMPANY

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2002, 2001 and 2000:

                                                              YEAR ENDED DECEMBER 31
                                                       ------------------------------------
                                                          2002         2001         2000
                                                       ----------   ----------   ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income, as reported..............................   $26,492      $25,619      $15,614
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of tax..................    (1,661)      (1,018)        (433)
                                                        -------      -------      -------
Proforma net income..................................   $24,831      $24,601      $15,181
                                                        =======      =======      =======
EARNINGS PER SHARE:
Basic -- as reported.................................   $  1.18      $  1.15      $  0.78
Basic -- proforma....................................   $  1.11      $  1.11      $  0.76
Diluted -- as reported...............................   $  1.16      $  1.13      $  0.76
Diluted -- proforma..................................   $  1.09      $  1.09      $  0.74

     The pro forma fair value of options at the date of the grant was estimated using the Black-Scholes model and the following assumptions:

                                                           2002     2001     2000
                                                          ------   ------   ------
Expected life (years)...................................    6.25     6.25     6.28
Interest rate...........................................    3.18%    4.72%    5.08%
Volatility..............................................   50.18%   50.89%   48.67%
Dividend yield..........................................       0%       0%       0%
Weighted-average fair value per share at grant date.....  $13.26   $10.79   $ 9.18

14. SEGMENT AND RELATED INFORMATION

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

     The Company's pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling, and well completion typically employed in harsh environments. The Company's pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides replacement parts, repair and field

                                 HYDRIL COMPANY
services for its installed base of pressure control equipment. During the year, Hydril manufactured pressure control products at two plant locations in Houston, Texas.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss.

     Financial data for the Company's business segments for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2002       2001       2000
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
REVENUE
  Premium Connection......................................  $127,116   $138,887   $ 94,983
  Pressure Control........................................   114,408    100,674     85,039
                                                            --------   --------   --------
           Total..........................................  $241,524   $239,561   $180,022
                                                            ========   ========   ========
OPERATING INCOME (LOSS)
  Premium Connection......................................  $ 36,721   $ 31,476   $ 25,686
  Pressure Control........................................    19,721     21,168      8,542
  Corporate Administration................................   (12,117)   (10,314)   (12,810)
                                                            --------   --------   --------
           Total..........................................  $ 44,325   $ 42,330   $ 21,418
                                                            ========   ========   ========
DEPRECIATION AND AMORTIZATION
  Premium Connection......................................  $  6,686   $  5,799   $  5,208
  Pressure Control........................................     2,394      1,778      1,759
  Corporate Administration................................     1,747      1,630      1,612
                                                            --------   --------   --------
           Total..........................................  $ 10,827   $  9,207   $  8,579
                                                            ========   ========   ========
CAPITAL EXPENDITURES
  Premium Connection......................................  $  9,601   $ 18,741   $ 10,510
  Pressure Control........................................     7,138      9,169      1,748
  Corporate Administration................................     1,189      1,615      1,317
                                                            --------   --------   --------
           Total..........................................  $ 17,928   $ 29,525   $ 13,575
                                                            ========   ========   ========
TOTAL ASSETS
  Premium Connection......................................  $103,822   $103,583   $ 82,037
  Pressure Control........................................    74,394     72,244     64,241
  Corporate Administration................................    99,992    116,344    108,368
                                                            --------   --------   --------
           Total..........................................  $278,208   $292,171   $254,646
                                                            ========   ========   ========

                                 HYDRIL COMPANY

                                                               YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2002       2001       2000
                                                            --------   --------   --------
REVENUE
  United States...........................................  $148,857   $139,681   $119,373
  Canada and Mexico.......................................    34,008     36,180     28,112
                                                            --------   --------   --------
           Subtotal North America.........................   182,865    175,861    147,485
                                                            --------   --------   --------
  Eastern hemisphere......................................    58,659     63,700     32,537
                                                            --------   --------   --------
           Total..........................................  $241,524   $239,561   $180,022
                                                            ========   ========   ========
LONG-LIVED ASSETS
  United States...........................................  $ 86,035   $ 82,945   $ 63,358
  Canada and Mexico.......................................    14,959     11,149     11,649
                                                            --------   --------   --------
           Subtotal North America.........................  $100,994   $ 94,094   $ 75,007
                                                            --------   --------   --------
  Eastern hemisphere......................................    10,943     10,258      8,796
                                                            --------   --------   --------
           Total..........................................  $111,937   $104,352   $ 83,803
                                                            ========   ========   ========

     For the year ended December 31, 2002, revenue from one customer of the Company's pressure control segment represented 12% of the Company's consolidated revenue. For the years ended December 31, 2001 and 2000, no customer exceeded 10% of the Company's consolidated revenue.

15. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    YEAR ENDED DECEMBER 31, 2002
                                              ----------------------------------------
                                               FIRST    SECOND     THIRD       FOURTH
                                              QUARTER   QUARTER   QUARTER      QUARTER
                                              -------   -------   -------      -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................  $58,055   $64,068   $62,133      $57,268
Gross profit................................   20,730    23,991    23,627       22,322
Operating income............................    9,530    12,012    12,537       10,246
Net income..................................    5,599     7,345     6,939(1)     6,609
Net income per share:
  Basic.....................................  $  0.25   $  0.33   $  0.31      $  0.29
  Diluted...................................  $  0.25   $  0.32   $  0.30      $  0.29

                                                    YEAR ENDED DECEMBER 31, 2001
                                              ----------------------------------------
                                               FIRST    SECOND        THIRD    FOURTH
                                              QUARTER   QUARTER      QUARTER   QUARTER
                                              -------   -------      -------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:....................................  $55,522   $60,110      $66,658   $57,271
Gross profit................................   17,904    20,587       23,278    22,448
Operating income............................    8,257    10,439       12,453    11,181
Net income..................................    5,182     5,977(2)     7,569     6,891
Net income per share:
  Basic.....................................  $  0.23   $  0.27      $  0.34   $  0.31
  Diluted...................................  $  0.23   $  0.26      $  0.33   $  0.30

                                 HYDRIL COMPANY

---------------

(1) Includes a $1,215,000 pre-tax make-whole premium attributable to the Company's prepayment of $30,000,000 on its senior unsecured notes during the third quarter of 2002.

(2) Includes $570,000 in pre-tax expenses incurred in facilitating the offering of common stock by certain of the Company's stockholders during the second quarter of 2001.

16. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS 141 and 142 effective January 1, 2002, which had no material impact on the results of operations or financial condition.

     In August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has evaluated the provisions of SFAS 143 and expects no material impact on its financial statements from the adoption of this standard. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to be Disposed of", and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002, which had no material impact on the results of operations or financial condition.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the "unusual in nature and infrequency of occurrence" criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company's early adoption of SFAS 145, effective July 1, 2002, had no material impact on the results of operations or financial condition.

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

                                 HYDRIL COMPANY

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure of those effects in interim financial information. Additionally, the statement requires new disclosures about the effect of stock-based employee compensation on reported results and specifies the form, content, and location of those disclosures. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure only provisions of SFAS 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. See Note 13 for additional information.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34". The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted FASB interpretation No. 45, and does not expect the adoption to materially affect its results of operations or financial condition.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except as indicated below, information with respect to the following items is incorporated by reference to Hydril's definitive 2002 Annual Meeting Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 20, 2003.

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

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 14 -- CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing date of this report, Hydril's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures, and they concluded that these controls and procedures are effective. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect the internal controls.

                                    PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          3. Exhibits

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         3.1*            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Form 10-Q filed with the Commission on November
                            14, 2000).
         3.2*            -- Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
         4.1*            -- Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
         4.2*            -- Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to
                            Exhibit 4.2 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
        10.1*            -- Note Purchase Agreement dated as of June 25, 1998
                            (incorporated by reference to Exhibit 10.4 in the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on June 9, 2000).
        10.2*            -- Second Amended and Restated Loan Agreement dated as of
                            August 25, 2000 among Hydril Company and Bank One, Texas,
                            N.A. (incorporated by reference to Exhibit 10.7 of
                            Amendment No. 2 to the Registration Statement on Form S-1
                            of the Company filed with the Commission on September 5,
                            2000).
        10.3*            -- First Amendment to Second Amended and Restated Loan
                            Agreement dated as of September 29, 2000 among Hydril
                            Company and Bank One, Texas, N.A. (incorporated by
                            reference to Exhibit 10.1 of the Company's Form 10-Q for
                            the quarter ended September 30, 2001).
        10.4*            -- Second Amendment to Second Amended and Restated Loan
                            Agreement dated as of September 25, 2000 among Hydril
                            Company and Bank One, N.A. (incorporated by reference to
                            Exhibit 10.2 of the Company's Form 10-Q for the quarter
                            ended September 30, 2001).
        10.5*            -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated as of December 14, 2001 among Hydril
                            Company and Bank One, N.A. (incorporated by reference to
                            Exhibit 10.5 of the Company's Form 10-K for the
                            year-ended December 31, 2001).
        10.6*            -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement dated as of July 31, 2002 among Hydril Company
                            and Bank One, NA. (incorporated by reference to Exhibit
                            10.1 of the Company's Form 10-Q for the quarter ended
                            June 30, 2002).
        10.7*            -- Collateral Agency and Intercreditor Agreement dated as of
                            June 25, 1998 among the Company, Principal Mutual Life
                            Insurance Company, Nippon Life Insurance Company of
                            America, and Bank One, Texas, N.A (incorporated by
                            reference to Exhibit 10.8 of Amendment No. 2 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on September 5, 2000).
        10.8*            -- Amendment No. 1 to Note Purchase Agreement and Consent
                            under Intercreditor Agreement dated as of June 7, 2000
                            (incorporated by reference to Exhibit 10.9 of Amendment
                            No. 2 to the Registration Statement on Form S-1 of the
                            Company filed with the Commission on September 5, 2000).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.9*            -- Modification to Amendment No. 1 to Note Purchase
                            Agreement and Consent under Intercreditor Agreement dated
                            as of June 7, 2000 (incorporated by reference to Exhibit
                            10.10 of Amendment No. 2 to the Registration Statement on
                            Form S-1 of the Company filed with the Commission on
                            September 5, 2000).
                            Hydril is a party to several other long-term debt
                            instruments under which the total amount of long-term
                            debt securities authorized does not exceed 10% of the
                            total assets of Hydril and its subsidiaries on a
                            consolidated basis. Pursuant to paragraph 4(iii)(A) of
                            Item 601(b) of Regulation S-K, Hydril agrees to furnish a
                            copy of such instruments to the Commission upon request.
      10.10*+            -- Employment Agreement with Neil Russell dated October 1,
                            2002 (incorporated by reference to Exhibit 10.1 of the
                            Company's Form 10-Q for the quarter ended September 30,
                            2002).
      10.11*+            -- Hydril Company 1999 Stock Option Plan (incorporated by
                            reference to Exhibit 10.1 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.12*+            -- Hydril Company 2000 Incentive Plan (incorporated by
                            reference to Exhibit 10.3 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.13*+            -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.5 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.14*+            -- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
      10.15*+            -- Hydril Company Restoration Plan (incorporated by
                            reference to Exhibit 10.13 of the Company's Form 10-K for
                            the year-ended December 31, 2001).
      10.16*+            -- Form of Change in Control Agreement (incorporated by
                            reference to Exhibit 10.14 of the Company's Form 10-K for
                            the year-ended December 31, 2001).
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of Deloitte & Touche LLP.
         24.1            -- Powers of Attorney.

---------------

* Incorporated by reference as indicated.

+ Denotes management compensatory plan or agreement.

     Reports on Form 8-K:

          During the quarter ended December 31, 2002, no reports were filed on Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2003.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 27th day of March 2003.

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

                     *                        Chairman of the Board
--------------------------------------------
             Richard C. Seaver

                     *                        Director
--------------------------------------------
             Richard A. Archer

                     *                        Director
--------------------------------------------
                Jerry S. Cox

                     *                        Director
--------------------------------------------
            Gordon B. Crary, Jr.

                     *                        Director
--------------------------------------------
                Roger Goodan

                     *                        Director
--------------------------------------------
               Gordon T. Hall

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

                     *                        Director
--------------------------------------------
             Patrick T. Seaver

                     *                        Director
--------------------------------------------
                T. Don Stacy

                     *                        Director
--------------------------------------------
                Lew O. Ward

       *By: /s/ CHRISTOPHER T. SEAVER
--------------------------------------------
           Christopher T. Seaver
              Attorney-in-fact

CERTIFICATIONS

I, Christopher T. Seaver, certify that:

     1. I have reviewed this annual report on Form 10-K of Hydril Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ CHRISTOPHER T. SEAVER
                                         ---------------------------------------
                                                  Christopher T. Seaver
                                                 Chief Executive Officer

Date: March 26, 2003

I, Michael C. Kearney, certify that:

     1. I have reviewed this annual report on Form 10-K of Hydril Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ MICHAEL C. KEARNEY
                                         ---------------------------------------
                                                   Michael C. Kearney
                                                 Chief Financial Officer

Date: March 26, 2003

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         3.1*            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Form 10-Q filed with the Commission on November
                            14, 2000).
         3.2*            -- Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
         4.1*            -- Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
         4.2*            -- Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to
                            Exhibit 4.2 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
        10.1*            -- Note Purchase Agreement dated as of June 25, 1998
                            (incorporated by reference to Exhibit 10.4 in the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on June 9, 2000).
        10.2*            -- Second Amended and Restated Loan Agreement dated as of
                            August 25, 2000 among Hydril Company and Bank One, Texas,
                            N.A. (incorporated by reference to Exhibit 10.7 of
                            Amendment No. 2 to the Registration Statement on Form S-1
                            of the Company filed with the Commission on September 5,
                            2000).
        10.3*            -- First Amendment to Second Amended and Restated Loan
                            Agreement dated as of September 29, 2000 among Hydril
                            Company and Bank One, Texas, N.A. (incorporated by
                            reference to Exhibit 10.1 of the Company's Form 10-Q for
                            the quarter ended September 30, 2001).
        10.4*            -- Second Amendment to Second Amended and Restated Loan
                            Agreement dated as of September 25, 2000 among Hydril
                            Company and Bank One, N.A. (incorporated by reference to
                            Exhibit 10.2 of the Company's Form 10-Q for the quarter
                            ended September 30, 2001).
        10.5*            -- Third Amendment to Second Amended and Restated Loan
                            Agreement dated as of December 14, 2001 among Hydril
                            Company and Bank One, N.A. (incorporated by reference to
                            Exhibit 10.5 of the Company's Form 10-K for the
                            year-ended December 31, 2001).
        10.6*            -- Fourth Amendment to Second Amended and Restated Loan
                            Agreement dated as of July 31, 2002 among Hydril Company
                            and Bank One, NA. (incorporated by reference to Exhibit
                            10.1 of the Company's Form 10-Q for the quarter ended
                            June 30, 2002).
        10.7*            -- Collateral Agency and Intercreditor Agreement dated as of
                            June 25, 1998 among the Company, Principal Mutual Life
                            Insurance Company, Nippon Life Insurance Company of
                            America, and Bank One, Texas, N.A. (incorporated by
                            reference to Exhibit 10.8 of Amendment No. 2 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on September 5, 2000).
        10.8*            -- Amendment No. 1 to Note Purchase Agreement and Consent
                            under Intercreditor Agreement dated as of June 7, 2000
                            (incorporated by reference to Exhibit 10.9 of Amendment
                            No. 2 to the Registration Statement on Form S-1 of the
                            Company filed with the Commission on September 5, 2000).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.9*            -- Modification to Amendment No. 1 to Note Purchase
                            Agreement and Consent under Intercreditor Agreement dated
                            as of June 7, 2000 (incorporated by reference to Exhibit
                            10.10 of Amendment No. 2 to the Registration Statement on
                            Form S-1 of the Company filed with the Commission on
                            September 5, 2000).
                            Hydril is a party to several other long-term debt
                            instruments under which the total amount of long-term
                            debt securities authorized does not exceed 10% of the
                            total assets of Hydril and its subsidiaries on a
                            consolidated basis. Pursuant to paragraph 4(iii)(A) of
                            Item 601(b) of Regulation S-K, Hydril agrees to furnish a
                            copy of such instruments to the Commission upon request.
      10.10*+            -- Employment Agreement with Neil Russell dated October 1,
                            2002 (incorporated by reference to Exhibit 10.1 of the
                            Company's Form 10-Q for the quarter ended September 30,
                            2002).
      10.11*+            -- Hydril Company 1999 Stock Option Plan (incorporated by
                            reference to Exhibit 10.1 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.12*+            -- Hydril Company 2000 Incentive Plan (incorporated by
                            reference to Exhibit 10.3 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.13*+            -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.5 of Amendment No. 1 to the
                            Registration Statement on Form S-1 of the Company filed
                            with the Commission on July 31, 2000).
      10.14*+            -- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration
                            Statement on Form S-1 of the Company filed with the
                            Commission on July 31, 2000).
      10.15*+            -- Hydril Company Restoration Plan (incorporated by
                            reference to Exhibit 10.13 of the Company's Form 10-K for
                            the year-ended December 31, 2001).
      10.16*+            -- Form of Change in Control Agreement (incorporated by
                            reference to Exhibit 10.14 of the Company's Form 10-K for
                            the year-ended December 31, 2001).
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of Deloitte & Touche LLP.
         24.1            -- Powers of Attorney.

---------------

* Incorporated by reference as indicated.

+ Denotes management compensatory plan or agreement.