Form 10-Q
period 2003-03-31
HYDRIL CO
filed 2003-05-14
CIK 1116030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Shares outstanding at May 8, 2003:

Common stock, $.50 par value, 15,867,722 shares outstanding

Class B common stock, $.50 par value, 6,770,221 shares outstanding

HYDRIL COMPANY

INDEX

PART I—FINANCIAL INFORMATION

* * *

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under “RISK FACTORS” in Item 2 of this report and in Hydril Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, include the impact of oil and gas prices and worldwide economic conditions on drilling activity, and the demand for and pricing of Hydril’s products and Hydril’s assumptions relating thereto. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.

These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$60,667	$61,590
Investments	13,498	7,899
Receivables:
Trade, less allowance for doubtful accounts: 2003, $1,139; 2002, $1,039	34,888	35,393
Contract costs and estimated earnings in excess of billings	8,014	4,829
Other	363	396

Total receivables	43,265	40,618

Inventories:
Finished goods	20,263	22,299
Work-in-process	13,923	13,041
Raw Materials	5,708	6,144

Total inventories	39,894	41,484

Deferred tax asset	8,896	9,164
Other current assets	2,968	3,851

Total current assets	169,188	164,606

PROPERTY:
Land and improvements	20,092	20,031
Buildings and equipment	51,268	51,061
Machinery and equipment	157,728	156,175
Construction-in-progress	3,466	3,569

Total	232,554	230,836
Less accumulated depreciation and amortization	(126,516)	(123,805)

Property, net	106,038	107,031

OTHER LONG-TERM ASSETS:
Investments	—	1,665
Other assets	4,935	4,906

TOTAL	$280,161	$278,208

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31, 2003	December, 31, 2002
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$13,701	$13,723
Billings in excess of contract costs and estimated earnings	5,203	4,981
Accrued liabilities	15,722	21,656
Current portion of long-term debt	30,000	30,000
Income taxes payable	3,699	3,763

Total current liabilities	68,325	74,123

LONG-TERM LIABILITIES:
Deferred tax liability	379	578
Other	17,180	16,370

Total long-term liabilities	17,559	16,948

CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding
Common stock-authorized 75,000,000 shares of $.50 par value; 15,433,016 and 15,369,638 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	7,717	7,685
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 7,192,427 and 7,192,427 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	3,596	3,596
Additional paid in capital	44,543	43,898
Retained earnings	140,944	134,481
Accumulated other comprehensive loss	(2,523)	(2,523)

Total stockholders’ equity	194,277	187,137

TOTAL	$280,161	$278,208

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2003	2002
REVENUE	$57,338	$58,055
COST OF SALES	35,039	37,325

GROSS PROFIT	22,299	20,730

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	3,666	3,074
Sales and marketing	3,998	3,827
General and administration	4,307	4,299

Total	11,971	11,200

OPERATING INCOME	10,328	9,530
INTEREST EXPENSE	(555)	(1,127)
INTEREST INCOME	250	388
OTHER EXPENSE, NET	(80)	(110)

INCOME BEFORE INCOME TAXES	9,943	8,681
PROVISION FOR INCOME TAXES	3,480	3,082

NET INCOME	$6,463	$5,599

NET INCOME PER SHARE:
BASIC	$0.29	$0.25

DILUTED	$0.28	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	22,593,902	22,345,032
DILUTED	22,944,120	22,735,528

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,463	$5,599
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,889	2,521
Deferred income taxes	782	1,787
Provision for doubtful accounts	104	(30)
Change in operating assets and liabilities:
Receivables	434	(3,069)
Contract costs and estimated earnings in excess of billings	(3,185)	(1,296)
Inventories	1,590	(2,918)
Other current and noncurrent assets	368	(317)
Accounts payable	(22)	(3,725)
Billings in excess of contract costs and estimated earnings	222	(2,698)
Accrued liabilities	(5,934)	(2,526)
Income taxes payable	(64)	225
Other long-term liabilities	810	692

Net cash provided by (used in) operating activities	4,457	(5,755)

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(9,591)	—
Proceeds from held-to-maturity investments	5,657	—
Capital expenditures	(1,803)	(5,236)

Net cash used in investing activities	(5,737)	(5,236)

NET CASH FROM FINANCING ACTIVITIES:
Repayment of debt	—	(140)
Repayment of capital leases	—	(52)
Net proceeds from issuance of common stock	102	96
Net proceeds from exercise of stock options	255	175

Net cash provided by financing activities	357	79

NET DECREASE IN CASH AND CASH EQUIVALENTS	(923)	(10,912)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,590	89,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,667	$78,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$523	$1,080
Income taxes paid:
Domestic	—	43
Foreign	2,581	1,395

See notes to unaudited consolidated financial statements

Hydril Company

Part I, Item 1: Notes to Unaudited Consolidated Financial Statements

Note 1 — BASIS OF PRESENTATION

Principles of Consolidation—The consolidated financial statements include the accounts of Hydril Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year’s presentation.

Interim Presentation—The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

Note 2 — Product Warranty Liability

The changes in the aggregate product warranty liability is as follows for the quarters ended March 31:

(in thousands)	2003	2002
Beginning balance	$3,274	$3,224
Claims paid	(412)	(237)
Additional warranty charged to expense	50	254

Ending balance	$2,912	$3,241

Note 3 — LONG-TERM CONTRACTS

The components of long-term contracts as of March 31, 2003 and December 31, 2002 consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Costs and estimated earnings on uncompleted contracts	$57,052	$48,417
Less: billings to date	(54,241)	(48,569)

Excess of costs and estimated earnings over billings	$2,811	$(152)

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$8,014	$4,829
Billings in excess of contract costs and estimated earnings	(5,203)	(4,981)

Total	$2,811	$(152)

Note 4 — CONTINGENCIES

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

Note 5 — LONG TERM DEBT

The Company’s borrowings as of March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002
	(in thousands)
Senior notes	$30,000	$30,000
Less current portion	(30,000)	(30,000)

Total long-term debt	$—	$—

The $30,000,000 senior unsecured notes bear interest at a rate of 6.85% per annum, which is payable quarterly. The senior notes mature June 30, 2003 and may not be prepaid prior to this date unless the Company pays the noteholders a make-whole premium based on prevailing market interest rates. The long-term note agreement for these notes has one financial event of default covenant, a minimum tangible net worth test, which the Company was in compliance with at March 31, 2003. Additional financial tests under the long-term note agreement, if not passed, restrict the Company’s ability to incur additional indebtedness or make acquisitions, investments and restricted payments, such as pay dividends and repurchase capital stock. At March 31, 2003, the Company satisfied these financial incurrence tests.

At March 31, 2003, the Company had available $10,000,000 in total committed unsecured revolving lines of credit. Of this, $5,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Under the domestic line, the Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company’s leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. At March 31, 2003, there were no outstanding borrowings under this credit facility. There are covenants under this line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at March 31, 2003.

Additionally, under the foreign line of credit the Company may, at its election, borrow in U.S. dollars at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company’s leverage ratio and are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. If a borrowing is made in a foreign currency, the rate would be the U.K. base rate plus a spread ranging from 138 basis points to 238 basis points. At March 31, 2003, there were no outstanding borrowings under this facility. The foreign line does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit.

The Company’s domestic and foreign lines of credit mature on June 30, 2003.

The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At March 31, 2003 there was approximately $267,000 outstanding in letters of credit.

Note 6 — EARNINGS PER SHARE

The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares from the proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended March 31, 2003 and 2002 were 22,593,902 and 22,345,032, respectively. Dilutive weighted average shares outstanding for the three months ended March 31, 2003 and 2002 were 22,944,120 and 22,735,528, respectively.

Note 7 — EMPLOYEE STOCK OPTION PLANS

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option plans. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2003 and 2002:

(in thousands except per share data)	Three Months Ended March 31
	2003	2002
Net income, as reported	$6,463	$5,599
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(448)	(345)

Proforma net income	$6,015	$5,245

Earnings per share:
Basic—as reported	$0.29	$0.25
Basic—proforma	$0.27	$0.24
Diluted—as reported	$0.28	$0.25
Diluted—proforma	$0.26	$0.23

Note 8 — SEGMENT AND RELATED INFORMATION

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has identified the following reportable segments: Premium Connection and Pressure Control.

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

The accounting policies of the segments are the same as those described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2002 filed with the Securities and Exchange Commission. The Company evaluates performance based on operating income or loss.

Financial data for the business segments for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	(in thousands)
	2003	2002
Revenue
Premium Connection	$31,445	$29,313
Pressure Control	25,893	28,742

Total	$57,338	$58,055

Operating income (loss)
Premium Connection	$8,206	$7,249
Pressure Control	5,261	5,411
Corporate Administration	(3,139)	(3,130)

Total	$10,328	$9,530

Depreciation expense
Premium Connection	$1,783	$1,576
Pressure Control	677	525
Corporate Administration	429	420

Total	$2,889	$2,521

Capital expenditures
Premium Connection	$624	$2,806
Pressure Control	885	2,388
Corporate Administration	294	42

Total	$1,803	$5,236

Note 9 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003, which had no material impact on the results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, unless the debt extinguishment meets the “unusual in nature and infrequency of occurrence” criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company’s early adoption of SFAS 145, effective July 1, 2002, had no material impact on the results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003, which had no material impact on the results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure of those effects in interim financial information. Additionally, the statement requires new disclosures about the effect of stock-based employee compensation on reported results and specifies the form, content, and location of those disclosures. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure only provisions of SFAS 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. See Note 7 for additional information.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”. The interpretation addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FASB Interpretation No. 45 effective January 1, 2003, which had no material impact on the results of operations or financial condition.

Part I, Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Hydril’s historical results of operations and financial condition should be read in conjunction with Hydril’s unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in Hydril’s Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

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

Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and our customers’ willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices, which have historically been characterized by significant volatility. Our premium connection products are marketed primarily to exploration and production company operators. In North America, our premium connection business is driven principally by the number of rigs drilling to target depths greater than 15,000 feet and by the number of rigs drilling in water depths greater than 1,500 feet. Internationally, the total rig count is a relevant indicator of the premium connections market. We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and production. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. The following tables illustrate the data for these sectors over the last five quarters:

Average U.S. Rig Count Over 15,000 ft Target Depth (1)		Average Gulf of Mexico Rig Count Over 1,500 ft Water Depth (2)	Average International Rig Count (3)

Quarter Ended	Number of Rigs	Number of Rigs	Number of Rigs
03/31/02	128	28	731
06/30/02	129	25	725
09/30/02	134	23	718
12/31/02	119	26	753
03/31/03	126	25	744

Average Worldwide Offshore Rig Count (4)		Average U.S. Total Rig Count (5)

Quarter Ended	Number of Rigs	Number of Rigs
03/31/02	351	818
06/30/02	339	806
09/30/02	342	853
12/31/02	344	847
03/31/03	324	901

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rig count calculated by Hydril using month-end data provided by ODS-Petrodata Group.

(3)	Source: Average rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes land and offshore data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.

(4)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada.

(5)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue

Total revenue decreased $0.7 million, or 1%, to $57.3 million for the three months ended March 31, 2003 compared to $58.0 million for the three months ended March 31, 2002. Our premium connection revenue increased $2.1 million, or 7%, to $31.4 million for the three months ended March 31, 2003 as compared to $29.3 million for the prior year period. This increase is primarily the result of higher volumes in our domestic business driven by orders from distributors to replenish inventory in response to customer demand and internationally as a result of the shipment of several orders for Venezuela that had been delayed from the fourth quarter of 2002. Pressure control revenue decreased $2.8 million, or 10%, to $25.9 million for the three months ended March 31, 2003 compared to $28.7 million for the same period in 2002. Capital equipment revenue decreased 20% due to the completion of several capital equipment projects during the quarter and several others that are nearing completion, which was partially offset by a 3% increase in aftermarket revenue.

Gross Profit

Gross profit increased $1.6 million to $22.3 million for the three months ended March 31, 2003 from $20.7 million for the three months ended March 31, 2002. The increase was primarily due to a shift in product mix and some increased plant efficiencies in our premium connection segment, and higher gross profit on several capital equipment projects nearing completion in our pressure control segment.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the first quarter of 2003 were $12.0 million compared to $11.2 million for the prior year period. The increase was due to higher engineering expenses related to research and development activities. As a percentage of sales, selling, general, and administrative expenses were 21% for the first quarter of 2003 compared to 19% for the first quarter of 2002.

Operating Income

Operating income increased $0.8 million to $10.3 million for the three months ended March 31, 2003 compared to $9.5 million for the same period in 2002. Operating income for our premium connection segment increased $1.0 million to $8.2 million for the first quarter of 2003 from $7.2 million for the first quarter of 2002. Operating income for our pressure control segment decreased $0.2 million to $5.3 million for the quarter ended March 31, 2003 compared to the same period in 2002. Corporate and administrative expenses remained constant at $3.1 million for the three months ended March 31, 2003 compared to the prior year period.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $.6 million compared to $1.1 million for the prior year period. The reduction in interest expense was due to lower outstanding debt in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to repay indebtedness, fund capital expenditures, fund new product development and to provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we have available $10 million in revolving credit facilities.

Operating Activities

For the three months ended March 31, 2003, cash provided by operating activities was $4.5 million primarily due to earnings and contractual cash payments received from customers on capital equipment long-term projects which was partially offset by higher working capital requirements. Cash used in operations for the three months ended March 31, 2002 was $5.8 million which was the result of increased working capital requirements to support the manufacture of pressure control capital equipment projects and to support increased product demand in our premium connection international markets.

Investing Activities

Net cash used in investing activities was $5.7 million for the three months ended March 31, 2003 compared to $5.2 million for the three months ended March 31, 2002. The investment of cash in the first quarter of 2003 was attributable to the net purchase of held-to-maturity securities and capital spending, while the investment of cash in the first quarter of 2002 was solely for capital spending. Capital spending for the three months ended March 31, 2003 of $1.8 million included $0.9 million for our pressure control segment and $0.6 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $.3 million for general corporate purposes. Capital spending for the same period in 2002 of $5.2 million included $2.8 million in our premium connection segment related to plant capacity expansion and $2.4 million in our pressure control segment to replace and refurbish machine tools as well as to construct a new deepwater assembly building for blowout preventer stack assembly at our Houston plant.

Credit Facilities

We have two unsecured revolving lines of credit for working capital requirements that provide up to $10.0 million in total committed revolving credit borrowings through June 30, 2003. Of these, $5.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates under the U.S. facility fluctuate depending on our leverage ratio and are LIBOR plus a spread ranging from 125 to 200 basis points or prime. Interest rates under the foreign credit line fluctuate depending on the Company’s leverage ratio and whether the borrowings are in U.S. dollars or foreign currency. For borrowings in U.S. dollars, the rates are prime plus a spread ranging from zero to 25 basis points or LIBOR plus a spread ranging from 125 to 225 basis points. For borrowings in foreign currency, the rates would be the U.K. base rate plus a spread ranging from 138 basis points to 238 basis points. At March 31, 2003, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth, debt-to-capitalization and interest coverage ratios. At March 31, 2003, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.

The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At March 31, 2003 there was approximately $0.3 million outstanding in letters of credit.

Both revolving lines of credit mature on June 30, 2003. We currently anticipate that, prior to that maturity, we will enter into one or more lines of credit. The terms of any lines would be based on various factors including anticipated liquidity needs and terms and conditions available from lenders. These arrangements may be in the form of new lines of credit or an extension and modification of existing agreements. The terms of any future borrowing arrangements may vary from those of the existing lines of credit.

Other Indebtedness

We have $30 million aggregate principal amount of 6.85% senior notes which mature on June 30, 2003. We anticipate having cash available at June 30, 2003 to pay the balance of this obligation at maturity; however, depending on the facts and circumstances at the time, we may choose to refinance all or a portion of the notes.

Backlog

The pressure control capital equipment backlog was $23.3 million at March 31, 2003, $32.5 million at December 31, 2002 and $54.3 million at March 31, 2002. The decrease from March 31, 2002 was the result of work completed and revenue recognized on several large long-term capital equipment project orders. The remaining revenue from projects currently in backlog is expected to be recorded during the remainder of 2003. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2002 filed with the Securities and Exchange Commission. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Contingencies

Contingencies are accounted for in accordance with the FASB’s SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal, and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a contingency is significantly different than the estimated loss, our results of operations may be adjusted in the period in which the actual loss is realized.

RISK FACTORS

You should consider carefully the following risk factors and all other information contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year-ended December 31, 2002. Any of the following risks could impair our business, financial condition and operating results.

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

Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry’s view of future oil and gas prices, which have been historically characterized by significant volatility. Oil and gas prices are affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production activity;

•	worldwide demand for energy, which is affected by worldwide economic conditions;

•	the policies of the Organization of Petroleum Exporting Countries, or OPEC;

•	significant decreases or increases in the production of oil or gas from countries due to war or civil unrest, such as Iraq, Venezuela and Nigeria;

•	the cost of producing oil and gas;

•	interest rates and the cost of capital;

•	technological advances affecting energy consumption;

•	environmental regulation;

•	level of oil and gas inventories in storage;

•	tax policies;

•	policies of national governments; and

•	war, civil disturbances and political instability.

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

The occurrence or threat of future terrorist attacks such as those against the United States on September 11, 2001 could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause a decrease in spending by oil and gas companies for exploration and development. In addition, these risks could trigger increased volatility in prices for crude oil and natural gas which could also adversely affect spending by oil and gas companies. A decrease in spending for any reason could adversely affect the markets for our products and thereby adversely affect our revenue and margins and limit our future growth prospects. Moreover, these risks could cause increased instability in the financial and insurance markets and adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or are otherwise required by our contracts with third parties.

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

In 2002, our largest premium connection customer accounted for 19% of segment sales, and our ten largest premium connection customers accounted for 64% of total segment sales. In 2002, our two largest pressure control customers accounted for

26% and 18% of segment sales and our ten largest pressure control customers accounted for 70% of segment sales.

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

Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by our customers in awarding contracts include:

•	availability and capabilities of the equipment;

•	ability to meet the customer’s delivery schedule;

•	price;

•	reputation;

•	experience;

•	safety record, and

•	technology.

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

In many cases, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production or their prices in their home market or a major third-country market, a practice commonly referred to as “dumping.” If not constrained by antidumping duty orders and countervailing duty orders, which impose duties on imported tubulars to offset dumping and subsidies provided by foreign governments, this practice allows foreign producers to capture sales and market share from domestic producers. Duty orders normally reduce the level of imported goods and result in higher prices in the United States market. Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party.

In addition, antidumping and countervailing duty orders may be revoked as a result of periodic “sunset reviews”. Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic injury is likely to continue or recur. Antidumping duty orders continue to cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order continues to cover imports from Italy. On July 17, 2001, the Department of Commerce ordered the continuation of the countervailing and antidumping duty orders on tubular goods other than drill pipe on Argentina, Italy, Korea and Mexico, and the continuation of the antidumping duty order on tubular goods, inclusive of drill pipe, from Japan. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside the U.S. The Department of Commerce intends to initiate the next five-year review of these orders no later that June 2006. The sunset review for tubular products from Argentina, Italy, Japan, Korea and Mexico will take place in 2006, with a decision expected by April 2007.

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

If we are not successful in developing and commercializing subsea mudlift drilling technology or other new technologies, our growth prospects may be reduced or we may be required to write-off any capitalized investment.

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

If we are unable to successfully develop and commercialize subsea mudlift drilling, commercialize our advanced composite tubing, or successfully implement other technological or R&D type activities, our growth prospects may be reduced and the level of our future revenue may be materially and adversely affected. In addition, if we are unsuccessful, we could be required to write-off any capitalized investment in a product that does not reach commercial viability.

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

We have manufacturing facilities in Warri and Port Harcourt, Nigeria and in Batam, Indonesia. In addition, a portion of our revenue is from sales to customers in Venezuela. These countries in recent history have experienced civil disturbances and violence. An interruption of our international operations could reduce our earnings or adversely affect the value of our foreign assets. The occurrence of any of these risks could also have an adverse effect on demand for our products and services or our ability to provide them.

SARS could indirectly impact our international business and adversely affect our results of operations.

Severe Acute Respiratory Syndrome (SARS) is a highly communicable disease that has been identified in Southeast Asia and other parts of the world from which we derive revenue. The spread of SARS could adversely affect demand for our products and services as a result of disruption to the operations of the end-users of our products and services. As a result of SARS or other public health threats, travel restrictions, quarantines, the inability to access facilities or other operational disruptions in any part of the world in which our customers operate may adversely impact our business in those regions and our results of operations. Our operations could also be directly disrupted by these types of public health measures. Moreover, SARS or other public health threats could adversely impact the global economy, the worldwide demand for oil and natural gas and, accordingly, the level of demand for our products and services, which would adversely affect our results of operations.

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

Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors; and

•	weather conditions that can affect our customers’ operations.

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

We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are or have been used for industrial purposes for many years. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, including property owned or leased by us now or in the past or third party sites to which we sent waste for disposal. We also could become subject to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. See Note 11 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 for more information regarding environmental contingencies.

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

Part I, Item 3:    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes since December 31, 2002 in the Company’s exposure to market risk.

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

Part II, Item 6:    Exhibits and Reports on Form 8-K

Exhibits:

99.1

—  Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.2

—  Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Reports on Form 8-K:

During the quarter ended March 31, 2003, no reports were filed on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: May 14, 2002	By:	/s/ Michael C. Kearney
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

Date: May 14, 2002	/s/ Christopher T. Seaver
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

Date: May 14, 2002	/s/ Michael C. Kearney
Michael C. Kearney Chief Financial Officer