Form 10-Q
period 2003-06-30
HYDRIL CO
filed 2003-08-13
CIK 1116030

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

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
                                                                 Yes  X    No
                                                                     ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Shares outstanding at August 8, 2003:
        Common stock, $.50 par value, 16,013,692 shares outstanding
        Class B common stock, $.50 par value, 6,757,721 shares outstanding

                                 HYDRIL COMPANY

                                      INDEX

                          PART I--FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1.  Financial Statements

         Consolidated Balance Sheets--June 30, 2003 (unaudited) and
         December 31, 2002                                                    3

         Unaudited Consolidated Statements of Operations--For the
         Three and Six Months Ended June 30, 2003 and 2002                    5

         Unaudited Consolidated Statements of Cash Flows--For the
         Six Months Ended June 30, 2003 and 2002                              6

         Notes to Unaudited Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          31

Item 4.  Controls and Procedures                                             32


                   PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 32

Item 6.  Exhibits and Reports on Form 8-K                                    33

                                      * * *




           Cautionary Statement Regarding Forward-Looking Information


         This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under "RISK FACTORS" in Item 2 of this report and in Hydril Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, include the impact of oil and gas prices and worldwide economic conditions on drilling activity, and the demand for and pricing of Hydril's products and Hydril's assumptions relating thereto. These factors may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipated," "believes," "estimated," "potential," or the negative of these terms or other comparable terminology.

         These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                 HYDRIL COMPANY
                   PART I, ITEM 1: CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2003             2002
                                                                              -----------       ------------
                                                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 44,163           $ 61,590
   Investments                                                                   10,479              7,899
   Receivables:
     Trade, less allowance for doubtful
       accounts: 2003, $1,063; 2002, $1,039                                      32,924             35,393
     Contract costs and estimated earnings in excess of billings                  6,485              4,829
     Other                                                                        1,090                396
                                                                               --------           --------
           Total receivables                                                     40,499             40,618
                                                                               --------           --------
   Inventories:
     Finished goods                                                              22,118             22,299
     Work-in-process                                                             10,205             13,041
     Raw Materials                                                                6,130              6,144
                                                                               --------           --------
           Total inventories                                                     38,453             41,484
                                                                               --------           --------
   Deferred tax asset                                                             9,488              9,164
   Other current assets                                                           2,048              3,851
                                                                               --------           --------
           Total current assets                                                 145,130            164,606
                                                                               --------           --------

PROPERTY:
   Land and improvements                                                         20,184             20,031
   Buildings and equipment                                                       51,536             51,061
   Machinery and equipment                                                      160,012            156,175
   Construction-in-progress                                                       3,997              3,569
                                                                               --------           --------
           Total                                                                235,729            230,836
   Less accumulated depreciation and amortization                              (129,437)          (123,805)
                                                                               --------           --------
           Property, net                                                        106,292            107,031
                                                                               --------           --------

OTHER LONG-TERM ASSETS:
   Investments                                                                       --              1,665
   Other assets                                                                   5,766              4,906
                                                                               --------           --------
           TOTAL                                                               $257,188           $278,208
                                                                               ========           ========

            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
                   PART I, ITEM 1: CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2003             2002
                                                                              -----------       ------------
                                                                              (unaudited)
CURRENT LIABILITIES:
   Accounts payable                                                            $ 12,593          $ 13,723
   Billings in excess of contract costs and estimated earnings                    3,539             4,981
   Accrued liabilities                                                           15,808            21,656
   Current portion of long-term debt                                                 --            30,000
   Income taxes payable                                                           5,848             3,763
                                                                               --------          --------
           Total current liabilities                                             37,788            74,123
                                                                               --------          --------

LONG-TERM LIABILITIES:
   Deferred tax liability                                                           176               578
   Other                                                                         17,062            16,370
                                                                               --------          --------
           Total long-term liabilities                                           17,238            16,948
                                                                               --------          --------

CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
   Capital stock:
     Preferred stock-authorized, 10,000,000 shares of $1 par
       value; none issued or outstanding
     Common stock-authorized 75,000,000 shares of $.50 par value;
       15,994,856 and 15,369,638 shares issued and outstanding at
       June 30, 2003 and December 31, 2002, respectively                         7,997              7,685
     Class B common stock-authorized, 32,000,000 shares of
       $.50 par value; 6,742,721 and 7,192,427 shares issued
       and outstanding at June 30, 2003 and December 31, 2002,
       respectively                                                               3,371             3,596
   Additional paid in capital                                                    48,241            43,898
   Retained earnings                                                            147,107           134,481
   Deferred compensation-restricted stock/units                                  (2,031)               --
   Accumulated other comprehensive loss                                          (2,523)           (2,523)
                                                                               --------          --------
           Total stockholders' equity                                           202,162           187,137
                                                                               --------          --------
              TOTAL                                                            $257,188          $278,208
                                                                               ========          ========


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
         PART I, ITEM 1: UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   2003            2002            2003             2002
                                                               ------------    ------------    ------------    ------------
REVENUE                                                        $     54,551    $     64,068    $    111,889    $    122,123
COST OF SALES                                                        32,941          40,077          67,980          77,402
                                                               ------------    ------------    ------------    ------------
GROSS PROFIT                                                         21,610          23,991          43,909          44,721
                                                               ------------    ------------    ------------    ------------
SELLING, GENERAL &
  ADMINISTRATION EXPENSES:
  Engineering                                                         3,349           2,966           7,015           6,041
  Sales and marketing                                                 4,168           4,500           8,166           8,326
  General and administration                                          4,405           4,513           8,712           8,812
                                                               ------------    ------------    ------------    ------------
         Total                                                       11,922          11,979          23,893          23,179
                                                               ------------    ------------    ------------    ------------
OPERATING INCOME                                                      9,688          12,012          20,016          21,542

INTEREST EXPENSE                                                       (546)         (1,107)         (1,101)         (2,234)
INTEREST INCOME                                                         226             442             476             830
OTHER INCOME (EXPENSE)                                                  112              40              32             (70)
                                                               ------------    ------------    ------------    ------------
INCOME BEFORE INCOME
  TAXES                                                               9,480          11,387          19,423          20,068
PROVISION FOR INCOME
  TAXES                                                               3,317           4,042           6,797           7,124
                                                               ------------    ------------    ------------    ------------
NET INCOME                                                     $      6,163    $      7,345    $     12,626    $     12,944
                                                               ============    ============    ============    ============

NET INCOME PER SHARE:
  BASIC                                                        $       0.27    $       0.33    $       0.56    $       0.58
                                                               ============    ============    ============    ============
  DILUTED                                                      $       0.27    $       0.32    $       0.55    $       0.57
                                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                                          22,685,637      22,380,883      22,637,244      22,360,659
  DILUTED                                                        23,019,217      22,893,743      22,969,513      22,801,721


            See notes to unaudited consolidated financial statements

                                 HYDRIL COMPANY
         PART I, ITEM 1: UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                     -------------------------------------
                                                                                       2003                        2002
                                                                                     --------                     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $ 12,626                     $ 12,944
                                                                                     --------                     --------
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Amortization of deferred compensation                                                  35                           --
    Depreciation                                                                        5,814                        5,177
    Deferred income taxes                                                                 325                        3,519
    Provision for doubtful accounts                                                        45                          202
    Gain on sale of real estate not used in operations                                   (104)
    Change in operating assets and liabilities:
       Receivables                                                                      1,730                       (2,074)
       Contract costs and estimated earnings in excess of billings                     (1,656)                      (5,398)
       Inventories                                                                      3,031                        1,022
       Other current and noncurrent assets                                                973                          (86)
       Accounts payable                                                                (1,130)                      (5,933)
       Billings in excess of contract costs and estimated earnings                     (1,442)                      (1,280)
       Accrued liabilities                                                             (5,848)                        (597)
       Income taxes payable                                                             2,085                         (211)
       Other long-term liabilities                                                        692                        1,145
                                                                                     --------                     --------
          Net cash provided by operating activities                                    17,176                        8,430
                                                                                     --------                     --------
NET CASH FROM INVESTING ACTIVITIES:
  Purchase of held-to-maturity investments                                            (13,146)                          --
  Proceeds from held-to-maturity investments                                           12,230                           --
  Capital expenditures                                                                 (3,915)                     (11,644)
  Other, net                                                                           (1,096)                          --
                                                                                     --------                     --------
  Net cash used in investing activities                                                (5,927)                     (11,644)
                                                                                     --------                     --------
NET CASH FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                   (30,000)                        (234)
  Repayment of capital leases                                                              --                          (52)
  Net proceeds from issuance of common stock                                              102                           96
  Net proceeds from exercise of stock options                                           1,222                          310
                                                                                     --------                     --------
          Net cash provided by (used in) financing activities                         (28,676)                         120
                                                                                     --------                     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (17,427)                      (3,094)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       61,590                       89,346
                                                                                     --------                     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 44,163                     $ 86,252
                                                                                     --------                     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                      $  1,039                     $  2,157
  Income taxes paid:
      Domestic                                                                             --                           43
      Foreign                                                                           3,203                        2,630

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

         Interim Presentation - The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.


NOTE 2 -- PRODUCT WARRANTY LIABILITY

         The changes in the aggregate product warranty liability is as follows for the quarters ended June 30:

(in thousands)                                                                2003            2002
--------------                                                              ------          ------
Beginning balance                                                           $2,912          $3,241
Claims paid                                                                   (424)           (257)
Additional warranty charged to expense                                        (284)            220
                                                                            ------          ------
Ending balance                                                              $2,204          $3,204
                                                                            ======          ======

NOTE 3 -- LONG-TERM CONTRACTS

         The components of long-term contracts as of June 30, 2003 and December 31, 2002 consist of the following:

                                                             JUNE 30, 2003                 DECEMBER 31, 2002
                                                             -------------                 -----------------
                                                                              (in thousands)
Costs and estimated earnings on uncompleted contracts           $ 47,044                           $ 48,417
Less: billings to date                                           (44,098)                           (48,569)
                                                                --------                           --------
Excess of costs and estimated earnings over billings            $  2,946                           $   (152)
                                                                ========                           =========

Included in the accompanying balance sheets under
  the following captions:
Contract costs and estimated earnings in excess
 of billings                                                    $  6,485                           $  4,829
Billings in excess of contract costs and
 estimated earnings                                               (3,539)                            (4,981)
                                                                --------                           --------
         Total                                                  $  2,946                           $   (152)
                                                                ========                           ========


NOTE 4 -- CONTINGENCIES

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


NOTE 5 -- LONG TERM DEBT

         The Company's borrowings as of June 30, 2003 and December 31, 2002 were as follows:

                                                      JUNE 30, 2003              DECEMBER 31, 2002
                                                      -------------              -----------------
                                                                    (in thousands)
Senior notes                                           $     --                       $ 30,000
Less current portion                                         --                        (30,000)
                                                       ---------                      --------
        Total long-term debt                           $     --                       $    --
                                                       =========                      ========


         The Company repaid the $30,000,000 senior unsecured notes at maturity on June 30, 2003. The notes bore interest at a rate of 6.85% per annum, which was payable quarterly. The notes were paid in full including accrued interest, for a total of $30,514,000.

         Effective June 30, 2003, the Company entered into a new domestic line of credit to replace its expiring facility. The new facility provides for $15,000,000 in committed unsecured revolving credit through June 30, 2005. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company's leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At June 30, 2003, there were no outstanding borrowings under this credit facility. There are covenants under this line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at June 30, 2003.

         Additionally, effective June 30, 2003 the Company amended its $5,000,000 committed unsecured foreign line of credit to, among other things extend the maturity to June 30, 2005. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company's leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At June 30, 2003, there were no outstanding borrowings under this facility. The foreign line does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit.

         The terms of the Company's credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At June 30, 2003 there was approximately $274,000 outstanding in letters of credit.


NOTE 6 -- EARNINGS PER SHARE

         The Company has presented basic and diluted income per share ("EPS") on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of restricted stock and restricted stock units, less the number of treasury shares from the proceeds using the average market price for the Company's common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended June 30, 2003 and 2002 were 22,685,637 and 22,380,883, respectively, while the six months ended June 30, 2003 and 2002 were 22,637,244 and 22,360,659, respectively. Dilutive weighted average shares outstanding for the three months ended June 30, 2003 and 2002 were 23,019,217 and 22,893,743, respectively, while the six months ended June 30, 2003 and 2002 were 22,969,513 and 22,801,721, respectively.


NOTE 7 -- EMPLOYEE STOCK OPTION PLANS

      On June 1, 2003, the Company granted 189,140 stock options to officers and key employees for the purchase of common stock. Of these, 185,459 were granted at an exercise price of $27.165 per share and 3,681 were granted at an exercise price of $29.8815 per share.

These options have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.

      In addition, each of the Company's non-employee directors received a grant of non-qualified stock options to purchase 3,000 shares of common stock as provided under the Company's 2000 Incentive Plan. These options were granted at an exercise price of $27.165 per share, have a term of ten years, are fully vested upon the completion of one year of service, and are exercisable in cumulative annual installments of one-third each beginning on the first anniversary of the date of grant.

      The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's stock option plans. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 "Accounting for Stock-Based Compensation", if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2003 and 2002:


                                                                         THREE MONTHS                SIX MONTHS
                                                                         ENDED JUNE 30              ENDED JUNE 30
                                                                    -----------------------     ----------------------
(in thousands except per share data)                                  2003           2002         2003          2002
------------------------------------                                --------       --------     --------      --------
Net income, as reported................................             $  6,163       $  7,345     $ 12,626      $ 12,944
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of tax....................                 (466)          (396)        (899)         (737)
                                                                    --------       --------     --------      --------
Proforma net income....................................             $  5,697       $  6,949     $ 11,727      $ 12,207
                                                                    ========       ========     ========      ========

EARNINGS PER SHARE:
Basic-as reported......................................                $0.27          $0.33        $0.56         $0.58
Basic-proforma.........................................                $0.25          $0.31        $0.52         $0.55

Diluted-as reported....................................                $0.27          $0.32        $0.55         $0.57
Diluted-proforma.......................................                $0.25          $0.30        $0.51         $0.54


      Additionally on June 1, 2003, the Company granted a total of 76,054 in restricted stock units and shares of restricted stock to officers and key employees. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock units and restricted stock generally lapse over a five year period with sixty percent vested on the third anniversary of the date of grant and an additional twenty percent vested on the fourth and fifth anniversary dates of the grant. In the event a grantee terminates employment with the Company, any restricted stock units or restricted stock remaining subject to restrictions are forfeited. Restricted stock and unit awards result in the recognition of deferred compensation. Deferred compensation is a contra-equity account with an offset to additional paid in capital and is amortized to operating expense over the vesting period of the award.

NOTE 8 -- SEGMENT AND RELATED INFORMATION

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company has identified the following reportable segments:
Premium Connection and Pressure Control.

         The Company's premium connection segment manufactures premium connections that are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deepwater, deep-formation and horizontal wells. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Houston, Texas; Westwego, Louisiana; Bakersfield, California; Nisku, Alberta, and Dartmouth, Nova Scotia, Canada; Aberdeen, Scotland; Veracruz, Mexico; Batam, Indonesia; and Port Harcourt and Warri, Nigeria.

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

         The accounting policies of the segments are the same as those described in Note 1 "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2002 filed with the Securities and Exchange Commission. The Company evaluates performance based on operating income or loss.

         Financial data for the business segments for the three and six months ended June 30, 2003 and 2002 is as follows:


                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    JUNE 30,                               JUNE 30,
                                         ----------------------------           -------------------------------
(in thousands)                             2003                2002               2003                   2002
--------------                           --------            --------           --------               --------
REVENUE
  Premium Connection                     $ 28,057            $ 34,288           $ 59,502               $ 63,601
  Pressure Control                         26,494              29,780             52,387                 58,522
                                         --------            --------           --------               --------
           Total                         $ 54,551            $ 64,068           $111,889               $122,123
                                         ========            ========           ========               ========
OPERATING INCOME (LOSS)
  Premium Connection                     $  7,230            $ 10,191           $ 15,436               $ 17,440
  Pressure Control                          5,803               4,910             11,064                 10,321
  Corporate Administration                 (3,345)             (3,089)            (6,484)                (6,219)
                                         --------            --------           --------               --------
           Total                         $  9,688            $ 12,012           $ 20,016               $ 21,542
                                         ========            ========           ========               ========
DEPRECIATION EXPENSE
  Premium Connection                     $  1,808            $  1,647           $  3,591               $  3,223
  Pressure Control                            685                 568              1,362                  1,093
  Corporate Administration                    432                 441                861                    861
                                         --------            --------           --------               --------
           Total                         $  2,925            $  2,656           $  5,814               $  5,177
                                         ========            ========           ========               ========
CAPITAL EXPENDITURES
  Premium Connection                     $  1,171            $  3,940           $  1,795               $  6,746
  Pressure Control                            707               1,831              1,592                  4,219
  Corporate Administration                    234                 637                528                    679
                                         --------            --------           --------               --------
           Total                         $  2,112            $  6,408           $  3,915               $ 11,644
                                         ========            ========           ========               ========


NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003, which had no material impact on the results of operations or financial condition.

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

         On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of adopting SFAS 149; however, it does not expect the adoption to materially affect its results of operations or financial condition.

         On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting SFAS 150; however, it does not expect the adoption to materially affect its results of operations or financial condition.

PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of Hydril's historical results of operations and financial condition should be read in conjunction with Hydril's unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in Hydril's Annual Report on Form 10-K for the year ended December 31, 2002.


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

         Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and our customers' willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices, which have historically been characterized by significant volatility. Our premium connection products are marketed primarily to exploration and production company operators. In North America, our premium connection business is driven principally by the number of rigs drilling to target depths greater than 15,000 feet and by the number of rigs drilling in water depths greater than 1,500 feet. Internationally, while the total international rig count is a general indicator of the premium connection market, there are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in only particular countries or regions. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count.

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

                  AVERAGE                                  AVERAGE
               U.S. RIG COUNT                      GULF OF MEXICO RIG COUNT
      OVER 15,000 FT TARGET DEPTH (1)           OVER 1,500 FT WATER DEPTH (2)
      -------------------------------           -----------------------------

QUARTER                           NUMBER                                NUMBER
ENDED                             OF RIGS                               OF RIGS
-----                             -------                               -------
06/30/02............................129       ............................25
09/30/02............................134       ............................23
12/31/02............................119       ............................26
03/31/03............................126       ............................25
06/30/03............................131       ............................26

                  AVERAGE                                  AVERAGE
             WORLDWIDE OFFSHORE                           U.S. TOTAL
               RIG COUNT (3)                            RIG COUNT (4)
             ------------------                         -------------

QUARTER                           NUMBER                                NUMBER
ENDED                             OF RIGS                               OF RIGS
-----                             -------                               -------
06/30/02............................339       ..........................   806
09/30/02............................342       ..........................   853
12/31/02............................344       ..........................   847
03/31/03............................324       ..........................   901
06/30/03............................343       .......................... 1,028

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

(4) Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.


     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUE

         Total revenue decreased $9.5 million, or 15%, to $54.6 million for the three months ended June 30, 2003 compared to $64.1 million for the three months ended June 30, 2002. Our premium connection revenue decreased $6.2 million, or 18%, to $28.1 million for the three months ended June 30, 2003 compared to $34.3 million for the prior year period. This decrease is primarily the result of lower international pipe sales and reduced demand for products and services in key international markets as a result of political instabilities, primarily in Nigeria and Venezuela. Pressure control revenue decreased $3.3 million, or 11%, to $26.5 million for the three months ended June 30, 2003 compared to $29.8 million for the same period in 2002. Capital equipment revenue decreased 31% primarily due to a lower level of projects in backlog as several projects were completed and new purchase orders were at only modest levels. This decrease was partially offset by a 16% increase in aftermarket revenue.


GROSS PROFIT

         Gross profit decreased $2.4 million to $21.6 million for the three months ended June 30, 2003 from $24.0 million for the three months ended June 30, 2002. The decrease was primarily due to lower sales volumes in both our segments which was partially offset by higher margins in the pressure control segment resulting from the product mix shift to higher-margin aftermarket replacement parts.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses for the second quarter of 2003 were $11.9 million compared to $12.0 million for the prior year period. As a percentage of sales, selling, general, and administrative expenses were 22% for the second quarter of 2003 compared to 19% for the second quarter of 2002.


OPERATING INCOME

         Operating income decreased $2.3 million to $9.7 million for the three months ended June 30, 2003 compared to $12.0 million for the same period in 2002. Operating income for our premium connection segment decreased $3.0 million to $7.2 million for the second quarter of 2003 from $10.2 million for the second quarter of 2002. Operating income for our pressure control segment increased $0.9 million to $5.8 million for the quarter ended June 30, 2003 compared to the same period in 2002. Corporate and administrative expenses were $3.3 million for the three months ended June 30, 2003 compared to $3.1 million for the prior year period.


INTEREST EXPENSE

         Interest expense for the three months ended June 30, 2003 was $0.5 million compared to $1.1 million for the prior year period. The reduction in interest expense was due to lower outstanding debt in the second quarter of 2003.


      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUE

         Total revenue decreased $10.2 million, or 8%, to $111.9 million for the six months ended June 30, 2003 compared to $122.1 million for the six months ended June 30, 2002. Our premium connection revenue decreased $4.1 million, or 6%, to $59.5 million for the six months ended June 30, 2003 as compared to $63.6 million for the prior year period. This decrease is primarily the result of lower international pipe sales. Pressure control revenue decreased $6.1 million, or 10%, to $52.4 million for the six months ended June 30, 2003 compared to $58.5 million for the same period in 2002. Pressure control capital equipment revenue decreased 26% due to a lower level of projects in backlog, as several projects were completed and new purchase orders were at only modest levels. This decrease was partially offset by a 9% increase in aftermarket revenue.

GROSS PROFIT

         Gross profit decreased $0.8 million, or 2%, from $44.7 million for the six months ended June 30, 2002 to $43.9 million for the six months ended June 30, 2003. The decline was not as significant as the revenue decrease because the lower sales volumes in both of our segments was partially offset by a product mix shift in our pressure control segment from lower-margin capital equipment to higher-margin aftermarket replacement parts.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses for the first half of 2003 were $23.9 million compared to $23.2 million for the prior year period. The increase was primarily due to higher engineering expenses related to research and development activities. As a percentage of sales, selling, general, and administrative expenses were 21% for the first half of 2003 compared to 19% for the same period in 2002.


OPERATING INCOME

         Operating income decreased $1.5 million to $20.0 million for the six months ended June 30, 2003 compared to $21.5 million for the same period in 2002. Operating income for our premium connection segment decreased $2.0 million to $15.4 million for the first half of 2003 from $17.4 million for the first half of 2002. Operating income for our pressure control segment increased $0.7 million to $11.1 million for the first half of 2003 compared to the same period in 2002. Corporate and administrative expenses increased $0.3 million to $6.5 million for the six months ended June 30, 2003 compared to the prior year period.


INTEREST EXPENSE

         Interest expense for the six months ended June 30, 2003 was $1.1 million compared to $2.2 million for the prior year period. The reduction in interest expense was due to lower outstanding debt in the first half of 2003.


                         LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are to, fund capital expenditures, fund new product development and to provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we have available $20 million in committed revolving credit facilities.


OPERATING ACTIVITIES

         For the six months ended June 30, 2003, cash provided by operating activities was $17.2 million primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects which was partially offset by higher working capital requirements. Cash provided by operating activities for the six months ended June 30, 2002 was primarily due to earnings, contractual cash payments received from customers for progress made on long-term capital equipment projects and utilization of deferred income tax assets, partially offset by higher working capital requirements.


INVESTING ACTIVITIES

         Net cash used in investing activities was $5.9 million for the six months ended June 30, 2003 compared to $11.6 million for the six months ended June 30, 2002. Capital spending for the six months ended June 30, 2003 of $3.9 million included $1.6 million for our pressure control segment and $1.8 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $0.5 million for general corporate purposes. Capital spending of $11.6 million for the first half of 2002 included $6.7 million in our premium connection segment primarily related to plant capacity expansion and $4.2 million in our pressure control segment to replace and refurbish machine tools as well as to construct a new deepwater assembly building for blowout preventer stack assembly at our Houston plant. Capital spending for the remainder of 2003 is expected to be in the range of $5.0 to $6.0 million.


CREDIT FACILITIES

         We have two unsecured revolving lines of credit for working capital requirements that provide up to $20.0 million in total committed revolving credit borrowings through June 30, 2005. Of these, $15.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on our leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At June 30, 2003, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios. At June 30, 2003, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.

         The terms of the Company's credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At June 30, 2003 there was approximately $0.3 million outstanding in letters of credit.


OTHER

         We had $30 million aggregate principal amount of 6.85% senior notes which matured on June 30, 2003. On June 30, 2003, the notes were paid in full including accrued interest, for a total of $30.5 million out of existing cash.


BACKLOG

         The pressure control capital equipment backlog was $19.2 million at June 30, 2003, $32.5 million at December 31, 2002 and $44.0 million at June 30, 2002. The decrease from June 30, 2002 was the result of work completed and revenue recognized on several large long-term capital equipment project orders. Substantially all of the remaining revenue from projects currently in backlog is expected to be recorded during the remainder of 2003. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service are not a meaningful measure of business prospects due to the quick turnover of such orders.

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

         Revenue from long-term contracts, which are generally contracts from six to eighteen months and an estimated contract price in excess of $1.0 million, is recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent. It is possible but not contemplated that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes.


INVENTORIES

         Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last-in, first-out method for substantially all pressure control products (approximately 85% and 81% of total gross inventories at December 31, 2002 and 2001, respectively) and by the first-in, first-out method for all other inventories.

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

CONTINGENCIES

         Contingencies are accounted for in accordance with the FASB's SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal, and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a contingency is significantly different than the estimated loss, our results of operations may be adjusted in the period in which the actual loss is realized.


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

         Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry's view of future oil and gas prices, which have been historically characterized by significant volatility. Oil and gas prices are affected by numerous factors, including:

     . the level of worldwide oil and gas exploration and production activity;

     . worldwide demand for energy, which is affected by worldwide economic conditions;

     . the policies of the Organization of Petroleum Exporting Countries, or OPEC;

     . significant decreases or increases in the production of oil or gas from countries due to war or civil unrest, such as Iraq, Venezuela and Nigeria;

     .    the cost of producing oil and gas;

     .    interest rates and the cost of capital;

     .    technological advances affecting energy consumption;

     .    environmental regulation;

     .    level of oil and gas inventories in storage;

     .    tax policies;

     .    policies of national governments; and

     .    war, civil disturbances and political instability.

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

         THE INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN REDUCED PROFITABILITY AND LOSS OF MARKET SHARE FOR US.

         Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by our customers in awarding contracts include:

     .    availability and capabilities of the equipment;

     .    ability to meet the customer's delivery schedule;

     .    price;

     .    reputation;

     .    experience;

     .    safety record, and

     .    technology.

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

         The level of imports of tubular goods, which has varied significantly over time, affects the domestic tubular goods market. High levels of imports reduce the volume sold by domestic producers and tend to reduce their selling prices, both of which could have an adverse impact on our business. We believe that United States import levels are affected by, among other things:

     .    United States and worldwide demand for tubular goods;

     .    the trade practices of and government subsidies to foreign producers;
          and

     .    the presence or absence of antidumping and countervailing duty orders.

         In many cases, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production or their prices in their home market or a major third-country market, a practice commonly referred to as "dumping." If not constrained by antidumping duty orders and countervailing duty orders, which impose duties on imported tubulars to offset dumping and subsidies provided by foreign governments, this practice allows foreign producers to capture sales and market share from domestic producers. Duty orders normally reduce the level of imported goods and result in higher prices in the United States market. Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party.

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

         OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC AND OTHER RISKS.

         In 2002, approximately 69% of our total revenue was derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 30% of our revenue was derived from products which were produced and used outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include:

     .    political instability, civil disturbances, war and terrorism;

     .    nationalization, expropriation, and nullification of contracts;

     .    changes in regulations and labor practices;

     .    changes in currency exchange rates and potential devaluations;

     . changes in currency restrictions which could limit the repatriations of profits or capital;

     .    restrictive actions by local governments

     .    seizure of plant and equipment; and

     .    changes in foreign tax laws.

         An interruption of our international operations could reduce our earnings or adversely affect the value of our foreign assets. The occurrence of any of these risks could also have an adverse effect on demand for our products and services or our ability to provide them. We have manufacturing facilities in Warri and Port Harcourt, Nigeria and in Batam, Indonesia and a portion of our revenue is from sales to customers in these countries and surrounding areas. In addition, a portion of our revenue is from sales to customers in Venezuela. These countries in recent history have experienced civil disturbances and violence, which have disrupted oil and gas exploration and production operations located there. These disruptions have resulted in lower demand for our premium connection products and services and, accordingly have had an adverse affect on our results of operations in recent periods and may continue to do so.

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

         The markets for premium connections and pressure control products and services are characterized by continual technological developments. As a result, substantial improvements in the scope and quality of product function and performance can occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response to changes in technology, our business and revenue may be adversely affected. Our future ability to develop new products depends on our ability to:

     . design and commercially produce products that meet the needs of our customers;

     .    successfully market new products; and

     .    obtain and maintain patent protection.

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

         THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Charles E. Jones, our Executive Vice President and Chief Operating Officer, Neil G. Russell, our Senior Vice President-Premium Connections and Senior Vice President-Business Development, Chuck Chauviere-Vice President-Pressure Control, and Michael C. Kearney, Chief Financial Officer and Vice President-Administration. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

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

         WE MAY LOSE MONEY ON FIXED PRICE CONTRACTS, AND SUCH CONTRACTS COULD CAUSE OUR QUARTERLY REVENUE AND EARNINGS TO FLUCTUATE SIGNIFICANTLY.

         Almost all of our pressure control projects, including all of our larger engineered subsea control systems projects, are performed on a fixed-price basis. This means that we are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

     .    errors in cost, design or production time estimates;

     .    engineering design changes;

     .    changes requested by customers; and

     .    changes in the availability and cost of labor and material.

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

         OUR QUARTERLY SALES AND EARNINGS MAY VARY SIGNIFICANTLY, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

     .    the level of drilling activity worldwide;

     . the variability of customer orders, which are particularly unpredictable in international markets;

     .    the mix of our products sold and the margins on those products;

     .    new products offered and sold by us or our competitors and;

     .    weather conditions that can affect our customers' operations.

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

         OUR REVOLVING CREDIT FACILITY CONTAINS COVENANTS THAT LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY.

         Under the terms of our revolving credit facility, we must maintain minimum levels of tangible net worth, not exceed levels of debt specified in the agreement, and not exceed a maximum leverage ratio. A breach could permit the lenders to accelerate the debt so that it is immediately due and payable. In that event, no further borrowings would be available under the revolving credit facility. Our ability to meet the financial ratios and tests under our revolving credit facility can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests.

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



PART I, ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes since December 31, 2002 in the Company's exposure to market risk.

PART I, ITEM 4:  CONTROLS AND PROCEDURES

         Hydril's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2003, and they concluded that these controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II, ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was held on May 20, 2003. There were 82,565,608 votes represented at the meeting in person or by proxy, out of 87,357,286 votes entitled to be cast, constituting a quorum. The following are the results of the vote:

PROPOSALS:                                                                                                 BROKER
                                                                                                             NON-
                                        FOR           AGAINST           WITHHELD            ABSTAIN         VOTES
                                     ----------       -------           ---------           -------        -------
ELECTION OF DIRECTORS
  Jerry S. Cox                       82,183,160            --             382,448               --             --
  Roger Goodan                       82,252,660            --             312,948               --             --
  Patrick T. Seaver                  77,610,799            --           4,954,809               --             --

APPROVAL OF APPOINTMENT
  OF DELOITTE & TOUCHE LLP
  AS INDEPENDENT PUBLIC
  ACCOUNTANTS                        82,336,411       228,797                  --              400             --

PART II, ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.1 -- Loan Agreement dated as of June 30, 2003 among Hydril Company, Banc One Capital Markets, Inc. and Bank One, NA.

31.1 -- Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 -- Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 -- Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2 -- Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and
        (b) of Section 1350, Chapter 63 of Title 18, United States Code).


Reports on Form 8-K:

         On April 22, 2003, we filed a report on Form 8-K furnishing pursuant to Items 9 and 12 the news release issued by Hydril Company dated April 22, 2003. Pursuant to Item 7, we attached the news release as an exhibit to the report.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      HYDRIL COMPANY


Date: August 13, 2003                 By: /s/ Michael C. Kearney
                                              ------------------
                                              Michael C. Kearney
                                              Chief Financial Officer and
                                              Vice President-Administration
                                              (Authorized officer and principal
                                              accounting and financial officer)

                                 EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------

10.1 -- Loan Agreement dated as of June 30, 2003 among Hydril Company, Banc One Capital Markets, Inc. and Bank One, NA.

31.1 -- Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 -- Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 -- Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2 -- Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and
        (b) of Section 1350, Chapter 63 of Title 18, United States Code).