Form 10-Q
period 2003-09-30
HYDRIL CO
filed 2003-11-13
CIK 1116030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Shares outstanding at November 6, 2003:

Common stock, $.50 par value, 16,049,192 shares outstanding

Class B common stock, $.50 par value, 6,757,721 shares outstanding

HYDRIL COMPANY

INDEX

PART I—FINANCIAL INFORMATION

* * *

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under “RISK FACTORS” in Item 2 of this report and in Hydril Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the impact of geo-political and other events affecting international markets and trade, Hydril’s ability to remain on the leading edge of technology in its products and maintain and increase its market share, the impact of international and domestic trade laws, the loss of or change to distribution methods of premium connections in the U.S. and Canada, overcapacity in the pressure control industry, and high fixed costs that could affect the pricing of Hydril’s products. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.

These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$43,333	$61,590
Investments	10,426	7,899
Receivables:
Trade, less allowance for doubtful accounts: 2003, $1,210; 2002, $1,039	35,008	35,393
Contract costs and estimated earnings in excess of billings	3,143	4,829
Other	1,849	396

Total receivables	40,000	40,618

Inventories:
Finished goods	21,708	22,299
Work-in-process	10,098	13,041
Raw Materials	6,185	6,144

Total inventories	37,991	41,484

Deferred tax asset	11,398	9,164
Other current assets	2,584	3,851

Total current assets	145,732	164,606

PROPERTY:
Land and improvements	20,431	20,031
Buildings and equipment	52,109	51,061
Machinery and equipment	162,144	156,175
Construction-in-progress	2,154	3,569

Total	236,838	230,836
Less accumulated depreciation and amortization	(131,969)	(123,805)

Property, net	104,869	107,031

OTHER LONG-TERM ASSETS:
Investments	964	1,665
Other assets	6,036	4,906

TOTAL	$257,601	$278,208

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30, 2003	December, 31, 2002
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$13,007	$13,723
Billings in excess of contract costs and estimated earnings	325	4,981
Accrued liabilities	16,885	21,656
Current portion of long-term debt	—	30,000
Income taxes payable	3,548	3,763

Total current liabilities	33,765	74,123

LONG-TERM LIABILITIES:
Deferred tax liability	158	578
Other	13,100	16,370

Total long-term liabilities	13,258	16,948

CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock-authorized 75,000,000 shares of $.50 par value; 16,026,692 and 15,369,638 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	8,013	7,685
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 6,757,721 and 7,192,427 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	3,379	3,596
Additional paid in capital	48,802	43,898
Retained earnings	154,833	134,481
Deferred compensation-restricted stock/units	(1,926)	—
Accumulated other comprehensive loss	(2,523)	(2,523)

Total stockholders’ equity	210,578	187,137

TOTAL	$257,601	$278,208

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE	$50,243	$62,133	$162,132	$184,256
COST OF SALES	31,444	38,506	99,424	115,908

GROSS PROFIT	18,799	23,627	62,708	68,348

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	3,434	3,265	10,449	9,306
Sales and marketing	4,239	4,158	12,406	12,484
General and administration	4,959	3,667	13,670	12,479

Total	12,632	11,090	36,525	34,269

OPERATING INCOME	6,167	12,537	26,183	34,079

INTEREST EXPENSE	—	(2,035)	(1,101)	(4,269)
INTEREST INCOME	126	328	602	1,158
OTHER INCOME (EXPENSE)	(106)	(71)	(74)	(141)

INCOME BEFORE INCOME TAXES	6,187	10,759	25,610	30,827
PROVISION (BENEFIT) FOR INCOME TAXES	(1,539)	3,820	5,258	10,944

NET INCOME	$7,726	$6,939	$20,352	$19,883

NET INCOME PER SHARE:
BASIC	$0.34	$0.31	$0.90	$0.89

DILUTED	$0.34	$0.30	$0.89	$0.87

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	22,765,373	22,423,891	22,680,760	22,381,720
DILUTED	23,043,844	22,910,796	22,985,192	22,834,778

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,352	$19,883

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred compensation	140	—
Depreciation	8,802	7,932
Deferred income taxes	(2,138)	5,464
Provision for doubtful accounts	226	(29)
Gain on sale of real estate not used in operations	(104)	—
Change in operating assets and liabilities:
Receivables	(1,294)	5,292
Contract costs and estimated earnings in excess of billings	1,686	(7,418)
Inventories	3,493	5,970
Other current and noncurrent assets	691	(260)
Accounts payable	(716)	(9,605)
Billings in excess of contract costs and estimated earnings	(4,656)	(5,193)
Accrued liabilities	(4,771)	388
Income taxes payable	(215)	(1,051)
Other long-term liabilities	(3,270)	(405)

Net cash provided by operating activities	18,226	20,968

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(18,157)	—
Proceeds from held-to-maturity investments	16,331	—
Capital expenditures	(5,358)	(15,240)
Other, net	(1,097)	—

Net cash used in investing activities	(8,281)	(15,240)
NET CASH FROM FINANCING ACTIVITIES:
Repayment of debt	(30,000)	(30,234)
Repayment of capital leases	—	(52)
Net proceeds from issuance of common stock	229	185
Net proceeds from exercise of stock options	1,569	712

Net cash used in financing activities	(28,202)	(29,389)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,257)	(23,661)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,590	89,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,333	$65,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,041	$4,158
Income taxes paid:
Domestic	—	43
Foreign	6,326	4,850

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

Interim Presentation—The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

Note 2 — Product Warranty Liability

The changes in the aggregate product warranty liability is as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Beginning balance	$2,204	$3,204	$3,274	$3,224
Claims paid	(363)	(131)	(1,199)	(624)
Additional warranty charged to expense	519	444	285	917

Ending balance	$2,360	$3,517	$2,360	$3,517

Note 3 — LONG-TERM CONTRACTS

The components of long-term contracts as of September 30, 2003 and December 31, 2002 consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Costs and estimated earnings on uncompleted contracts	$28,331	$48,417
Less: billings to date	(25,513)	(48,569)

Excess of costs and estimated earnings over billings	$2,818	$(152)

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$3,143	$4,829
Billings in excess of contract costs and estimated earnings	(325)	(4,981)

Total	$2,818	$(152)

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

Note 5 — LONG TERM DEBT

The Company’s borrowings as of September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Senior notes	$—	$30,000
Less current portion	—	(30,000)

Total long-term debt	$—	$—

At September 30, 2003, the Company had available $20,000,000 in committed unsecured revolving lines of credit. Of this, $15,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Under the domestic line, the Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At September 30, 2003, there were no outstanding borrowings under this credit facility. There are covenants under this line which require the Company to maintain certain financial ratios. The Company was in compliance with these covenants at September 30, 2003.

Additionally, under the foreign line of credit the Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At September 30, 2003, there were no outstanding borrowings under this facility. The foreign line does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit.

The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At September 30, 2003 there was approximately $324,000 outstanding in letters of credit.

Note 6 — INCOME TAXES

During the quarter ended September 30, 2003, the company completed a research and experimentation tax study which resulted in a $3,705,000 credit to the Company’s income tax provision. The research and experimentation tax credit covers qualified spending for the ten-year period from 1992 through 2001. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from this type of tax credit. Expenses associated with the study of $442,000 are included in general and administrative expenses for the quarter.

Note 7 — EARNINGS PER SHARE

The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of restricted stock and restricted stock units, less the number of treasury shares from the proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended September 30, 2003 and 2002 were 22,765,373 and 22,423,891, respectively, while for the nine months ended September 30, 2003 and 2002 were 22,680,760 and 22,381,720, respectively. Dilutive weighted average shares outstanding for the three months ended September 30, 2003 and 2002 were 23,043,744 and 22,910,796, respectively, while for the nine months ended September 30, 2003 and 2002 were 22,985,192 and 22,834,778, respectively.

Note 8 — EMPLOYEE STOCK OPTION PLANS

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option plans. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2003 and 2002:

(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$7,726	$6,939	$20,352	$19,883
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(539)	(455)	(1,438)	(1,192)

Proforma net income	$7,187	$6,484	$18,914	$18,691

Earnings per share:
Basic—as reported	$0.34	$0.31	$0.90	$0.89
Basic—proforma	$0.32	$0.29	$0.83	$0.84

Diluted—as reported	$0.34	$0.30	$0.89	$0.87
Diluted—proforma	$0.31	$0.28	$0.82	$0.82

Note 9 — SEGMENT AND RELATED INFORMATION

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

Financial data for the business segments for the three and nine months ended September 30, 2003 and 2002 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Premium Connection	$24,836	$32,816	$84,338	$96,417
Pressure Control	25,407	29,317	77,794	87,839

Total	$50,243	$62,133	$162,132	$184,256

Operating income (loss)
Premium Connection	$5,444	$9,926	$20,880	$27,366
Pressure Control	4,471	5,372	15,535	15,693
Corporate Administration	(3,748)	(2,761)	(10,232)	(8,980)

Total	$6,167	$12,537	$26,183	$34,079

Depreciation expense
Premium Connection	$1,853	$1,679	$5,444	$4,902
Pressure Control	695	632	2,057	1,725
Corporate Administration	440	444	1,301	1,305

Total	$2,988	$2,755	$8,802	$7,932

Capital expenditures
Premium Connection	$924	$1,256	$2,719	$8,002
Pressure Control	355	2,117	1,947	6,336
Corporate Administration	164	223	692	902

Total	$1,443	$3,596	$5,358	$15,240

Note 10 — RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 effective July 1, 2003, which had no material impact on the results of operations or financial condition.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 effective July 1, 2003, which had no material impact on the results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure of those effects in interim financial information. Additionally, the statement requires new disclosures about the effect of stock-based employee compensation on reported results and specifies the form, content, and location of those disclosures. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure only provisions of SFAS 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. See Note 8 for additional information.

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

We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and to a lesser extent to exploration and production companies for equipment use in production. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. The following tables illustrate the data for these sectors over the last five quarters:

Average U.S. Rig Count Over 15,000 ft Target Depth (1)		Average Gulf of Mexico Rig Count Over 1,500 ft Water Depth (2)
Quarter Ended	Number of Rigs	Number of Rigs
09/30/02	134	23
12/31/02	119	26
03/31/03	126	25
06/30/03	131	26
09/30/03	153	23

Average Worldwide Offshore Rig Count (3)		Average U.S. Total Rig Count (4)
Quarter Ended	Number of Rigs	Number of Rigs
09/30/02	342	853
12/31/02	344	847
03/31/03	324	901
06/30/03	343	1,028
09/30/03	339	1,088

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rig count calculated by Hydril using month-end data provided by ODS-Petrodata Group.

(3)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and therefore excludes the Former Soviet Union and China.

(4)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue

Total revenue decreased $11.9 million, or 19%, to $50.2 million for the three months ended September 30, 2003 compared to $62.1 million for the three months ended September 30, 2002. Our premium connection revenue decreased $8.0 million, or 24%, to $24.8 million for the three months ended September 30, 2003 compared to $32.8 million for the prior year period. This decrease was primarily the result of lower demand in key international markets in the Eastern Hemisphere due in part to political and civil uncertainties in certain markets. In addition, our North American market experienced a decline in revenue, despite increasing levels of rigs drilling to target depths greater than 15,000 feet. This decline resulted from our distributors’ consumption of inventories during the quarter without placing orders to restock, which we believe is due to their uncertainty over future natural gas storage levels and future natural gas prices. Pressure control revenue decreased $3.9 million, or 13%, to $25.4 million for the three months ended September 30, 2003 compared to $29.3 million for the same period in 2002. Capital equipment revenue decreased 31% primarily due to a lower level of projects in backlog as several projects were completed and new purchase orders were at only modest levels, consistent with the low level of new rig construction and refurbishment in the industry generally. This decrease was partially offset by an 8% increase in aftermarket pressure control revenue due to an increase in the total U.S. total rig count and consumption of spare parts in the drilling process.

Gross Profit

Gross profit decreased $4.8 million to $18.8 million for the three months ended September 30, 2003 from $23.6 million for the three months ended September 30, 2002. The decrease was primarily due to lower sales volumes in both our segments.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the third quarter of 2003 were $12.6 million compared to $11.1 million for the prior year period. This increase was primarily due to tax consulting fees related to the research and experimentation income tax credit (see “Provision (Benefit) for Income Taxes” below for details), net additions to the bad debt allowance, and higher legal and engineering expenses. As a percentage of sales, selling, general, and administrative expenses were 25% for the third quarter of 2003 compared to 18% for the third quarter of 2002.

Operating Income

Operating income decreased $6.3 million to $6.2 million for the three months ended September 30, 2003 compared to $12.5 million for the same period in 2002. Operating income for our premium connection segment decreased $4.5 million to $5.4 million for the third quarter of 2003 from $9.9 million for the third quarter of 2002. Operating income for our pressure control segment decreased $0.9 million to $4.5 million for the quarter ended September 30, 2003 compared to the same period in 2002. Corporate and administrative expenses were $3.7 million for the three months ended September 30, 2003 compared to $2.8 million for the prior year period.

Interest Expense

There was no interest expense for the three months ended September 30, 2003 due to the payoff of our outstanding debt in the second quarter of 2003, compared to $2.0 million for the prior year period.

Provision (Benefit) for Income Taxes

We recognized a net income tax benefit of $1.5 million for the three months ended September 30, 2003, compared to income tax expense of $3.8 million for the three months ended September 30, 2002. This is primarily the result of a research and experimentation tax credit of $3.7 million that we recorded during the third quarter of 2003. This credit covers qualified spending for the ten-year period from 1992 through 2001. Prior to 2003, Hydril was an alternative minimum tax payer and could not benefit from this type of tax credit.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

AND 2002

Revenue

Total revenue decreased $22.1 million, or 12%, to $162.1 million for the nine months ended September 30, 2003 compared to $184.2 million for the nine months ended September 30, 2002. Our premium connection revenue decreased $12.1 million, or 13%, to $84.3 million for the nine months ended September 30, 2003 compared to $96.4 million for the prior year period. This decrease is primarily the result of lower demand in key international markets in the Eastern Hemisphere due in part to political and civil uncertainties in certain markets. Pressure control revenue decreased $10.0 million, or 11%, to $77.8 million for the nine months ended September 30, 2003 compared to $87.8 million for the same period in 2002. Pressure control capital equipment revenue decreased 27% due to a lower level of projects in backlog, consistent with the low level of new rig construction and refurbishment in the industry generally. This decrease was partially offset by a 9% increase in aftermarket pressure control revenue due in part to an increase in the total U.S. total rig count and consumption of spare parts in the drilling process.

Gross Profit

Gross profit decreased $5.6 million, or 8%, from $68.3 million for the nine months ended September 30, 2002 to $62.7 million for the nine months ended September 30, 2003. This decline was not as significant as the revenue decline because lower sales volumes were partially offset by a product mix shift in our pressure control segment from lower-margin capital equipment to higher-margin aftermarket replacement parts.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2003 were $36.5 million compared to $34.3 million for the prior year period. The increase was due to higher engineering expenses primarily related to research and development activities and customer product testing, tax consulting fees related to the research and experimentation income tax credit, and net additions to the bad debt allowance. As a percentage of sales, selling, general, and administrative expenses were 23% for the nine months ended September 2003 compared to 19% for the same period in 2002.

Operating Income

Operating income decreased $7.9 million to $26.2 million for the nine months ended September 30, 2003 compared to $34.1 million for the same period in 2002. Operating income for our premium connection segment decreased $6.5 million to $20.9 million for the nine months ended September 30, 2003 from $27.4 million for the same period in 2002. Operating income for our pressure control segment decreased $0.2 million to $15.5 million for the nine months ended September 30, 2003 compared to the same period in 2002. Corporate and administrative expenses increased $1.3 million to $10.2 million for the nine months ended September 30, 2003 compared to the prior year period.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $1.1 million compared to $4.3 million for the prior year period. The reduction in interest expense was due to lower outstanding debt compared to the prior year period as well as the payoff of our remaining debt in the second quarter of 2003.

Provision (Benefit) for Income Taxes

The Provision for income taxes for the nine months ended September 30, 2003 was $5.3 million compared to $10.9 million for the same period in 2002. The decrease is primarily the result of a research and experimentation tax credit of $3.7 million that we recorded during the third quarter of 2003. This credit covers qualified spending for the ten-year period from 1992 through 2001. Prior to 2003, the Company was an alternative minimum tax payer and could not benefit from this type of tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we have available $20 million in committed revolving credit facilities.

Operating Activities

For the nine months ended September 30, 2003, cash provided by operating activities was $18.2 million primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects, which was partially offset by higher working capital requirements and a $7.0 million contribution to the U.S. defined benefit pension plan. Cash provided by operating activities was $21.0 million for the nine months ended September 30, 2002 primarily due to earnings, contractual cash payments received from customers for progress made on capital equipment long-term projects and utilization of deferred income tax assets, the effects of which were partially offset by higher working capital requirements.

Investing Activities

Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2003 compared to $15.2 million for the nine months ended September 30, 2002. Capital spending for the nine months ended September 30, 2003 of $5.4 million included $2.0 million for our pressure control segment and $2.7 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $0.7 million for general corporate purposes. Capital spending for the nine months ended September 30, 2002 included $8.0 million in our premium connection segment related to plant capacity expansion and $6.3 million in our pressure control segment to replace and refurbish machine tools as well as to construct a new deepwater assembly building for blowout preventer stack assembly at our Houston plant. Capital spending for the remainder of 2003 is expected to be approximately $3-4 million.

Credit Facilities

We have two unsecured revolving lines of credit for working capital requirements that provide up to $20.0 million in total committed revolving credit borrowings through June 30, 2005. Of these, $15.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on our leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At September 30, 2003, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios. At September 30, 2003, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.

The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At September 30, 2003 there was approximately $0.3 million outstanding in letters of credit.

Backlog

The pressure control capital equipment backlog was $17.0 million at September 30, 2003, $32.5 million at December 31, 2002 and $40.5 million at September 30, 2002. The decrease from September 30, 2002 was the result of work completed and revenue recognized on several large long-term capital equipment project orders with no new substantial project orders. Substantially all of the remaining revenue from projects currently in backlog is expected to be recorded during the fourth quarter of 2003 and first quarter of 2004. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 1 ”SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2002 filed with the Securities and Exchange Commission. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below.

Revenue from long-term contracts, which are generally contracts from six to eighteen months and an estimated contract price in excess of $1.0 million, is recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract were anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent. It is possible but not contemplated that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes.

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

Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Demand for our pressure control capital equipment is directly affected by the number of drilling rigs being built or refurbished. At this time, drilling rig utilization for many categories of rigs is below capacity. Therefore, in general, drilling contractors are not planning significant refurbishment of drilling rigs or new rig construction. As a result of these conditions, we do not expect to receive any significant new capital equipment orders for at least the next several months. An extended decline in capital equipment orders could adversely affect revenue and operating income for our pressure control segment and could result in additional charges if we are required to take cost reduction measures in light of business conditions. Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry’s view of future oil and gas prices, which have been historically characterized by significant volatility. Oil and gas prices are affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production activity;

•	worldwide demand for energy, which is affected by worldwide economic conditions;

•	the policies of the Organization of Petroleum Exporting Countries, or OPEC;

•	significant decreases or increases in the production of oil or gas from countries due to war or civil unrest, such as Iraq, Venezuela and Nigeria;

•	the cost of producing oil and gas;

•	interest rates and the cost of capital;

•	technological advances affecting hydrocarbon consumption, particularly oil and gas;

•	environmental regulation;

•	level of oil and gas inventories in storage;

•	tax policies;

•	policies of national governments; and

•	war, civil disturbances and political instability.

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

The level of imports of tubular goods, which has varied significantly over time, affects the domestic tubular goods market. High levels of imports reduce the volume sold by domestic producers and tend to reduce their selling prices, both of which could have an adverse impact on our business. We believe that United States import levels are affected by, among other things:

•	United States and worldwide demand for tubular goods;

•	the trade practices of and government subsidies to foreign producers; and

•	the presence or absence of antidumping and countervailing duty orders.

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

During 2002, we derived approximately 69% of our revenue from services or equipment ultimately provided or delivered to end-users for use outside of the United States. Many of our larger competitors, especially internationally, are integrated steel producers, who produce, rather than purchase, steel. For example, several foreign steel mills have formed a corporation that is licensed to produce and sell a competing premium connections product line outside of the United States and Canada. Foreign integrated steel producers have more pricing flexibility for premium connections since they control the production of both the steel tubulars to which the connections are applied, as well as the premium connections. This inherent pricing and supply control puts us at a competitive disadvantage, and we could lose business to integrated steel producers even if we may have a better product. The recent acquisition or future acquisitions of U.S. tubular steel manufacturing capacity by foreign integrated steel producers could result in a loss of market share for Hydril. Other domestic and foreign steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connections business and compete with us.

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

The occurrence or threat of future terrorist attacks could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause a decrease in spending by oil and gas companies for exploration and development. In addition, these risks could trigger increased volatility in prices for crude oil and natural gas which could also adversely affect spending by oil and gas companies. A decrease in spending for any reason could adversely affect the markets for our products and thereby adversely affect our revenue and margins and limit our future growth prospects. Moreover, these risks could cause increased instability in the financial and insurance markets and adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or are otherwise required by our contracts with third parties.

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

We were the technical leader, designer and equipment manufacturer for a joint industry project working with a number of exploration and production company operators, drilling contractors and an integrated oil service provider to develop a subsea mudlift drilling technology. If successful, the technology would enable exploration and production company operators to economically drill for and produce oil and gas in ultra-deepwater in excess of 5,000 feet. In October 2001, the joint industry project completed its final phase by successfully drilling a test well in the Gulf of Mexico. Hydril is now in the process of refining the design of the equipment and pursuing commercialization of this technology. However, there are other groups of companies in our industry that are also developing competing technologies for deepwater drilling, and they may be ahead of us in completing development of their technology. If one or more of these groups develops a commercially viable technology before we do, they may gain a significant competitive advantage over us.

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

Most of our products are used in hazardous drilling and production applications where an accident or a failure of a product can have catastrophic consequences. For example, if one of our blowout preventers fails, the oil and gases from the well may ignite or the equipment and tubulars in the well may be suddenly propelled out of the well, potentially resulting in injury or death of personnel, destruction of drilling equipment, environmental damage and suspension of operations. Damages arising from an occurrence at a location where our products are used have in the past and may in the future result in the assertion of potentially large claims against us.

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

We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our pressure control equipment and premium connections are often deployed in critical environments including subsea applications. Failure of this equipment or our premium connections to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be materially and adversely affected.

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

Part I, Item 4:    Controls and Procedures

Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2003, and they concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 6:    Exhibits and Reports on Form 8-K

Exhibits:

31.1	—Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	—Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Reports on Form 8-K:

On July 29, 2003, we filed a report on Form 8-K furnishing pursuant to Items 9 and 12 the news release issued by Hydril Company dated July 28, 2003. Pursuant to Item 7, we attached the news release as an exhibit to the report.

On September 19, 2003, we filed a report on Form 8-K furnishing pursuant to Item 9 the news release issued by Hydril Company dated September 18, 2003. Pursuant to Item 7, we attached the news release as an exhibit to the report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: November 13, 2003	By:	/s/ Michael C. Kearney
Michael C. Kearney Chief Financial Officer and Vice President-Administration (Authorized officer and principal accounting and financial officer)