Form 10-K
period 2003-12-31
HYDRIL CO
filed 2004-03-12
CIK 1116030

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 000-31579

Hydril Company

(Exact name of registrant as specified in its charter)

Delaware	95-2777268
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3300 North Sam Houston Parkway East Houston, Texas	77032-3411
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(281) 449-2000

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.50 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Aggregate market value of common stock and class B common stock held by nonaffiliates of the registrant as of June 30, 2003: $440,005,868. The class B common stock is not publicly traded. For purposes of the foregoing determination, the value of each share of class B common stock was assumed to be equal to the value of a share of common stock.

      Number of shares outstanding of each of the registrant’s classes of common stock, as of March 5, 2004:

Common stock outstanding: 16,131,187 shares
Class B common stock outstanding: 6,726,578 shares

      Documents incorporated by reference: Portions of Part III hereof are incorporated by reference from the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 in connection with the Registrant’s 2004 Annual Meeting of Stockholders.

HYDRIL COMPANY

FORM 10-K

For the Year Ended December 31, 2003

* * *

Cautionary Statement Regarding Forward-Looking Information

      This annual report contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the impact of geo-political and other events affecting international markets and trade, Hydril’s ability to remain on the leading edge of technology in its products and maintain and increase its market share, the impact of international and domestic trade laws, the loss of or change to distribution methods of premium connections in the U.S. and Canada, overcapacity in the pressure control industry, and high fixed costs that could affect the pricing of Hydril’s products. Please read “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS” for more information about many of these risks and uncertainties. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “intends”, “plans”, “anticipated”, “believes”, “estimated”, “potential”, or the negative of these terms or other comparable terminology.

      These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1 — Business

      Hydril is engaged worldwide in engineering, manufacturing and marketing premium connection and pressure control products used for oil and gas drilling and production. Our premium connections are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deep-formation, deepwater and horizontal or highly deviated wells. Our pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance of oil and gas wells in the same environments. We also provide aftermarket replacement parts, repair and field services for our installed base of pressure control equipment. These products and services are required on a recurring basis because of the impact on original equipment of the extreme conditions in which pressure control products are used.

      Hydril was founded in 1933 and reincorporated under the laws of the state of Delaware in 1972. In October 2000, we completed an initial public offering. Our common stock is traded on the Nasdaq National Market under the symbol “HYDL”. Hydril’s website address is www.hydril.com. Hydril’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through Hydril’s website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on Hydril’s website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

Overview of Our Industry

      Demand for oilfield products, such as premium connection and pressure control equipment, is cyclical in nature and depends substantially on the condition of the oil and gas industry and our customers’ willingness to invest capital in oil and gas exploration and development. The level of these capital expenditures is highly sensitive to existing oil and gas prices as well as the oil and gas industry’s view of such prices in the future. Generally, increasing oil and gas prices, usually referred to as “commodity prices”, result in increased oil and gas exploration and production, which translates into greater demand for oilfield products and services. Conversely, falling commodity prices generally result in reduced demand for oilfield products and services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in commodity prices.

      In recent years, the focus of drilling activity has been shifting towards the less-explored deeper geological formations and deepwater locations, which offer potentially prolific reserves. Exploration and production company operators have also increasingly relied on advanced drilling technologies such as horizontal drilling to improve production and recovery rates of oil and gas reservoirs. Demand for premium connection and pressure control products is favorably impacted by these trends. We believe that the level of drilling activity in the harsh environments that require these products will continue to grow as exploration and production company operators increasingly target deeper geological formations, shift their exploration offshore and apply horizontal and deviated drilling techniques.

      The number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling in water depths greater than 1,500 feet generally drive sales of premium connection products. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our aftermarket replacement parts, repair and field services is driven primarily by the level of worldwide offshore drilling activity, as well as the total U.S. rig count.

      Commodity prices during 2003 were relatively stable and were up from 2002. U.S. crude oil prices increased 19% from the 2002 average and natural gas prices increased 64% from the 2002 average. As a result of these higher, more stable commodity prices, drilling activity in the United States rose throughout the year. The U.S. rig count ended 2003 at 1,126, which was 31% above the year-ended 2002. The average U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet) ended 2003 at 173, an increase of 40% over the year-ended 2002. Internationally, drilling activity overall also increased, although not to the same extent as domestic levels. The international rig count (rigs drilling outside of the United States and Canada) ended 2003 at 803, up 7% from the year-ended 2002. The worldwide offshore rig count for the year-ended 2003 of 357 was up 9% compared with the year-ended 2002.

      Despite these stable commodity prices and rising rig counts in the United States, there was lower demand for premium connections in the United States market as a result of distributors reducing inventory stocking levels and placing only limited replenishment orders. In addition deep-formation and deep-water drilling activity did not recover proportionately to the overall rig count increase. Many of the rigs returning to work in the United States and Canada during 2003 were for shallow wells that do not require premium connection products. However, the rising rig count during the year resulted in higher demand for aftermarket parts and service for pressure control products.

      While the international rig count increased overall in 2003, certain key oil and gas markets such as Nigeria and Venezuela had lower rig counts which diminished revenue opportunities. Political and civil uncertainties in these markets dampened the level of spending by oil and gas companies operating there.

      Finally, demand for new rig construction and refurbishment worldwide has not been strong since 1999. Spending has curtailed significantly because of underutilized assets in the drilling fleets of major drilling contractors. As a result of this reduced spending, the level of purchased capital equipment, such as pressure control products, has also decreased. The rising rig counts during 2003, which reflects the deployment of more assets, have increased rig utilization and improved demand for aftermarket pressure control equipment and services, but not to the level needed to generate new capital equipment purchases.

Market for Premium Connections

      Premium connections join sections of well casing, production tubing and drill pipe used in various stages of drilling and production. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling to a target depth greater than 15,000 feet and rigs drilling in water depths greater than 1,500 feet. The majority of such wells have been drilled in North America. These depths require substantially more premium connections than shallower wells. The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States and the average deepwater (greater than 1,500 feet of water depth) rig count for the Gulf of Mexico for each of the years 1999 through 2003:

		Average Gulf of Mexico
	Average United States Rig	Rig Count
	Count Over 15,000 ft(1)	Over 1,500 ft Water Depth(2)

Year	Number of Rigs	Number of Rigs

1999	92	20
2000	121	23
2001	161	30
2002	128	26
2003	143	23

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rig count calculated by Hydril using month-end data provided by ODS-Petrodata Group.

      Internationally, while the total international rig count is a general indicator of the premium connection market, there are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in particular countries or regions. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count.

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

      Demand for pressure control capital equipment depends on the level of construction of new offshore drilling rigs and the replacement and upgrading of equipment for existing offshore drilling rigs. The rig equipment market experienced strong growth during the last offshore rig construction up cycle, driven by an upturn in drilling rig utilization, which peaked in 1998. Since 1999, demand in the industry for new capital equipment has not been as strong due to the low level of rig construction and refurbishment worldwide.

      As a result of the high level of wear and tear during operation, pressure control equipment requires frequent maintenance and repair (including replacement parts), and technical support services. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. Since 1999, demand for our aftermarket replacement parts and services has increased as a result of an overall increase in the U.S. rig count. The following tables show the average worldwide offshore rig count and the average U.S. rig count for each of the years 1999 through 2003:

	Average	Average
	Worldwide Offshore	United States Total
	Rig Count(1)	Rig Count(2)

Year	Number of Rigs	Number of Rigs

1999	291	625
2000	331	918
2001	378	1,156
2002	344	830
2003	338	1,032

(1)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and excludes the Former Soviet Union and China.

(2)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

Business Segments

Our Premium Connection Business

      We manufacture and market premium connections for casing, production tubing and drill pipe. We also provide technical solutions and field support services to address specific customer needs in the design, selection and maintenance of premium connections.

      A conventional oil or gas well is drilled by attaching a drill bit to the end of a series of sections of drill pipe joined by threaded connections. Threaded connections are similar to the grooves on a bolt and enable sections of drill pipe to be screwed together. Once connected, the drill pipe may be up to several miles long, commonly referred to as a drill string. The entire drill string must be removed from the well numerous times during the drilling process to replace dull drill bits and accomplish other tasks. Removing the drill string requires the disassembly and reassembly of the entire drill string. As a result, threaded connections for drill pipe must be engineered to withstand numerous assemblies without compromising the integrity of the connections. When the well reaches sufficient depth during drilling, the drill string is pulled out of the well and sections of larger diameter pipe known as casing, also joined by threaded connections, are inserted into the well and cemented in place to prevent the well from collapsing. Drilling is resumed until the next target depth is reached and the process is repeated. Most wells use multiple concentric casing strings that “telescope” or fit inside one another. The casing diameter reduces as depth increases. Once the well has been drilled to the desired depth and cased, production tubing is placed inside the casing. The production tubing also consists of multiple sections of pipe that are joined with threaded connections. In a completed well, oil and natural gas pass up through the production tubing to the top of the well.

      Casing, production tubing, and drill pipe are the types of oilfield tubulars for which we produce our premium connections. The term “premium” refers to a product produced by a precision manufacturing process with performance characteristics superior to those of a standard industry connection. Premium connections can withstand extreme conditions encountered in deepwater offshore wells and deep gas wells, as well as in horizontal well drilling. They also provide pressure tight, highly reliable sealing necessary for environmentally sensitive drilling. The technical complexity of these premium connections requires a high degree of accuracy during manufacturing and substantially more machining and inspection time than standard connections.

      We utilize computer controlled machines in our premium connection manufacturing facilities worldwide. All of our machine programs are created and maintained on a central system in our technology center in Houston, Texas and transmitted to each of our ten premium connection manufacturing locations worldwide. As a result, all Hydril connections of a particular type, regardless of manufacturing location, are substantially identical, ensuring interchangeability.

      To meet customer needs, we provide a full line of premium connection products and accessories, including connections for pipe of nonstandard size or weight. Our various premium connection products exhibit various high performance characteristics, such as:

•	Tension resistance. Our premium integral thread designs have high tension strength, which supports the weight of numerous sections of pipe strung together in deep wells.

•	Torque capability. Our premium thread connection, in particular our proprietary Wedge ThreadTM connection, is designed to have torque capability that approaches pipe body strength in casing applications and surpasses it in most drill pipe and tubing applications. This design prevents connection damage due to overtorque, facilitates easier assembly and disassembly and reduces wear and tear from recurring service to the pipe.

•	Compression and bending flexibility. Our premium threads are designed to permit greater compression and bending of pipe strings than standard connections, which is particularly important in horizontal and extended-reach wells.

•	Clearance. Our integral connections are machined directly onto the pipe, forming a smooth connection with little or no increase in diameter of the pipe. Coupled connections, on the other hand, use a bulkier third pipe, or coupling, to make a connection, resulting in less clearance inside the well. This integral quality is particularly important in deep drilling where well diameters become increasingly narrow because multiple strings of casing, production tubing, or drill pipe are utilized in one well.

•	Pressure tight sealing. Our metal-to-metal pressure tight sealing is designed to prevent both gas and fluid leakage, a critical factor in the case of extreme pressure and environmentally sensitive drilling.

•	Corrosion resistance. Our unique manufacturing processes and designs reduce the propensity for galling, especially when applied to corrosion resistant materials, and extend the useful life of the connections and drill string. Our corrosion barrier ring, when used on plastic coated tubing connections, provides the entire tubing string with continuous internal protection from corrosive well bore fluids and also extends the useful life of the connections and tubing string.

•	Uniformity and compatibility. Our connections are manufactured worldwide with the same design, high tolerance specifications, and centrally manufactured tools and gauges, which enhances product uniformity and compatibility.

      We offer our customers technical services related to casing and tubing string design. Computer well design software is utilized in the design and specification of the tubulars and the thread connections. In addition, we offer highly-trained field service technicians to assist our customers worldwide. We have 30 licensed repair facilities worldwide to support our premium connection business.

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

      The oil, gas and water contained in the geological formations into which a well is drilled can be under extremely high pressure. This pressure increases with greater water and drilling depth. When unanticipated formation pressure is encountered, the pressure must be controlled to prevent an uncontrolled release of the fluids and gases from the well, known as a “blowout.” A blowout can have catastrophic consequences, as the oil and natural gas may ignite or the equipment and tubulars in the well may be suddenly propelled out of the well, potentially resulting in injury or death of personnel, destruction of drilling equipment or environmental damage. Blowouts can cause the loss of a well and significant downtime and additional expense. During drilling and maintenance operations, it is therefore essential to regulate the pressure, and to provide for mechanical safeguards to minimize the effects.

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

      We manufacture two types of blowout preventers:

•	Annular blowout preventers, which we invented more than 65 years ago, seal the well by hydraulically closing a large rubber collar around the drill pipe or against itself if nothing is in the well.

•	Ram blowout preventers seal the well by hydraulically driving metal rams against each other across the top of the well.

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

      Integrated Systems. Our subsea systems integrate blowout preventers and other pressure control products with control systems, usually for use in deep, high-pressure wells drilled offshore. Our control systems, also known as multiplex or MUX systems, use advanced software, micro-electronics and materials technology and are capable of operating in water depths up to 10,000 feet. These MUX systems can be sold either as part of our integrated system or sold separately to integrate with the customer’s existing blowout prevention equipment.

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

      Our current research and development efforts are primarily focused on improvements in threaded connections, enhancements to our blowout prevention and related equipment, and products for use in conjunction with subsea mudlift drilling. As of December 31, 2003, we employed 44 persons on our engineering and design staffs, including mechanical, electrical and software engineers, who were principally engaged in product development and engineering research and development.

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

      Subsea Mudlift Drilling. Hydril is pursuing the commercialization of a dual gradient drilling technology. The technology was developed through a joint industry project, of which Hydril was the technical leader, designer and equipment manufacturer.

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

      The joint industry project was completed after it successfully drilled a test well in the Gulf of Mexico in the fourth quarter of 2001. Since completion of the joint industry project, Hydril has continued separately to refine the design of the equipment and pursue commercialization. Hydril’s expenditures to commercialize this technology were expensed in 2003 and 2002 and were less than 5% of total selling, general and administrative expenses in each year. There can be no assurance that our efforts to commercialize this technology will be successful. There are other groups of companies in our industry that are also developing competing technologies for ultra-deepwater drilling.

      Quik-LoqTM Ram Blowout preventer. In 2002 and 2003, Hydril developed the Quik-LoqTM design for ram blowout preventers which focuses on improving safety and efficiency with tool-free opening and closing, as well as 360-degree access. The use of dual, redundant seals helps increase environmental protection and permits maintenance and performance tests to be conducted more efficiently. This technology is expected to be used for new blowout preventer stacks on land or larger jackup rigs, and floating rigs. The first commercial Quik-Loq units were sold in 2003.

      Expandable Premium Connections. During 2002 and 2003, Hydril continued its efforts to improve threaded connections. During 2002, we had our first field deployment of an integral connection for expandable tubular products. These products are designed to address critical challenges associated with deep oil and gas drilling.

      Expandable casing allows exploration and production company operators to successfully drill reservoirs deeper and farther, with wells that could not be drilled economically without this technology. Instead of using “telescoped” strings of casing (progressively smaller pipe as a well is drilled deeper), expandable casing is radially expanded to a desired diameter with cone-like expansion or rotary expansion tools. A critical element of the expandable casing process is the threaded connections, which are designed to maintain mechanical and pressure sealing integrity during and after typical radial expansion of 10 to 20%.

      Expandable connections are used in three major areas: to remediate old wells with leaky casing, in new wells to reduce telescoping of casing strings, and on expandable “sand screens”. Sand screens are perforated tubulars which are used to reduce or eliminate the flow of sand from the formation into the wellbore. Hydril’s expandable threads are currently used in the most common expandable casing remediation process, and we continue testing threads for new wells (including for larger diameter surface strings) and for sand screens. To date, however, the sales of Hydril expandable connections have not been material to our results.

      See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: If we do not develop, produce and commercialize new competitive technologies and products, our revenue may decline”, “If we do not develop, produce and commercialize new competitive technologies and products, our revenue may decline or we may be required to write-off any capitalized investment” and “Limitations on our ability to protect our intellectual property rights could cause a loss in revenue and any competitive advantage we hold.”

Our Customers and Distribution

      The end-users for our products are primarily major and independent, domestic and international oil and gas companies, as well as drilling contractors. During 2003, we sold products and services to approximately 1,040 customers, two of which, accounted for more than 10% of our consolidated revenue. One of these customers represented 13% and the other represented 11% of our consolidated revenue. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: The consolidation or loss of end-users of our products could adversely affect demand for our products and services and reduce our revenue”.

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

      In 2003, our eight distributors accounted for 59% of our premium connection sales in the United States and Canada. In the United States, there has been significant consolidation of tubular distributors, resulting in fewer distribution alternatives for our products. If methods of distribution change, many of our competitors may be better positioned than us to take advantage of those changes. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: We rely on a few distributors for sales of our premium connections in the United States and Canada; a loss of one or more of our distributors or a change in the method of distribution could adversely affect our ability to sell our products”.

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

      In 2003, our largest premium connection customer worldwide accounted for 21% of segment sales and our ten largest premium connection customers accounted for 64% of total segment sales.

      Our premium connection sales staff is managed from Houston, Texas and is located in 18 offices in the United States, Canada, Malaysia, Singapore, Mexico, Nigeria, Venezuela, United Arab Emirates and the United Kingdom. We use manufacturer representatives in 50 countries worldwide.

      Pressure Control Products. Pressure control products are sold both domestically and internationally primarily to drilling contractors, although we market some of our pressure control products to exploration and production company operators. Certain lines of our pressure control equipment are also sold to rig manufacturers and integrators of equipment. Aftermarket replacement parts, repairs and field services are provided to both drilling contractors and companies that rent pressure control equipment. In 2003, our largest pressure control customer accounted for 27% of segment sales. Our ten largest customers in our pressure control segment in 2002 accounted for 65% of segment sales.

      We market our pressure control products through our direct sales force, distributors and authorized representatives. Our pressure control products are sold for use in more than 75 countries. Our pressure control sales staff is managed from Houston and is located in 17 offices in the United States, Canada, Mexico, Nigeria, Singapore the United Kingdom and Venezuela. We use manufacturer representatives in 64 countries worldwide.

Our Competitors

      Our products are sold in highly competitive markets. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: The intense competition in our industry could result in reduced profitability and loss of market share for us”.

      Premium Connection Products. In the premium connection market, domestically we compete with the Atlas Bradford product line of the Tubular Technology and Services segment of Grant Prideco, Hunting Interlock product line of Hunting PLC, and the VAM product line joint venture of Vallourec & Mannesmann and Sumitomo Metals, as well as steel mills and numerous other independent threaders. Internationally, we also compete with some of our domestic competitors and with Tenaris, whose operating subsidiaries include eight established steel pipe manufacturers: AlgomaTubes, Confab, Dalmine, NKKTubes, Siat, Siderca, Tavsa and Tamsa steel mills, which are licensed to produce and sell the Atlas Bradford product line internationally. In addition, we compete internationally with Vallourec & Mannesmann, Sumitomo Metals and Kawasaki Steel, each of which is vertically integrated through the ownership of steel mills. Integrated steel mills can apply threaded connections to tubulars they produce, which gives these competitors supply and pricing advantages over companies such as ours, which apply threaded connections to tubulars produced by others. Other steel producers who do not currently manufacture premium connections may begin doing so in the future. If domestic or other foreign steel mills begin providing premium threaded tubular goods directly to distributors or end-users, they would have a competitive advantage over us. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: The level and pricing of tubular goods imported into the United States and Canada could adversely affect demand for our products and our results of operations”.

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

Our Employees

      As of December 31, 2003, we had a total of approximately 1,300 full-time and full-time equivalent employees. Approximately 521 of those employees were employed by our international subsidiaries and are located outside the United States.

      We are a party to two collective bargaining agreements, which apply to approximately 63 employees located in Veracruz, Mexico and approximately 43 employees in Port Harcourt and Warri, Nigeria. These agreements are subject to annual review. We believe our relations with our employees are good.

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

      We maintain comprehensive insurance covering our assets and operations, including product liability and workers’ compensation insurance, at levels that we believe to be appropriate. We attempt to obtain agreements from our customers and vendors providing for indemnification against liability to others. Our insurance is subject to deductibles and in some cases only applies to losses in excess of significant amounts. In such cases, we bear the risk of loss for claims below these deductibles or amounts. We cannot assure you that our insurance coverage will be adequate in all circumstances or against all hazards nor can we assure you that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

Environmental Regulation

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

      CERCLA imposes liability, without regard to fault or the legality of the original conduct, for the releases of hazardous substances into the environment. Persons subject to CERCLA include the owner and operator of the disposal site or sites where the release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the resulting contamination and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

      We have been identified as a potentially responsible party under state law analogous to CERCLA with respect to a waste disposal site near Houston, Texas. Based on (1) the number of other potentially responsible parties, the total estimated site cleanup costs and our estimated share of such costs, including the possibility that our share of wastes may be viewed as de minimis by government and other potentially responsible parties, and (2) the availability of defenses to liability, including the availability of the “petroleum exclusion” under CERCLA and similar state laws, we do not expect this matter to have a material adverse effect on our financial condition or results of operation. We also have in the past been identified as a potentially responsible party at other CERCLA or state cleanup sites. In each case, we have resolved our liability without incurring material costs.

      Although we believe that we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future. Moreover, it is possible that implementation of stricter environmental laws, regulations and enforcement policies could result in additional, currently unquantifiable costs or liabilities to us.

International and Other Matters

      In 2003, approximately 67% of our total revenue was derived from equipment or services ultimately provided or delivered to end-users outside the United States, and approximately 28% of our revenue was derived from products which were produced and used outside of the United States. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: Our international operations may experience severe interruptions due to political, economic and other risks”.

      See Note 14 in the Consolidated Financial Statements in Item 8 for segment and geographic information.

Item 2 —	Properties

      The following table details our principal facilities, all of which we own, except as indicated below.

	Approximate
	Square
Location	Footage	Description

United States
Houston, Texas	293,800	Pressure control products manufacturing; principal executive offices.
Houston, Texas	179,000	Premium connection manufacturing.
Houston, Texas	100,000	Pressure control elastomer products manufacturing.
Houston, Texas	59,000	Advanced composite tubing manufacturing (Premium Connection segment)
Bakersfield, California (leased)	8,000	Premium connection manufacturing; warehouses pressure control replacement parts.
Westwego, Louisiana	40,000	Premium connection manufacturing.
International
Nisku, Alberta, Canada (leased)	48,000	Premium connection manufacturing.
Dartmouth, Nova Scotia, Canada (leased)	15,600	Premium connection manufacturing.
Batam, Indonesia (Land is leased)	30,000	Premium connection manufacturing.
Veracruz, Mexico	115,000	Premium connection manufacturing.
Veracruz, Mexico	21,200	Thread protector manufacturing for premium connections.
Port Harcourt, Nigeria (leased)	10,000	Repair and service of premium connections.
Warri, Nigeria	20,000	Repair and service of premium connections.
Aberdeen, Scotland	20,000	Premium connection manufacturing; warehouses pressure control replacement parts.

      We have 25 sales and service offices worldwide in Alaska, California, Louisiana, Texas, Wyoming, Canada, Indonesia, Malaysia, Mexico, Nigeria, Singapore, Venezuela and the United Kingdom. Most of these offices provide service personnel to support drilling contractors and exploration and production company operators. All of these offices are under lease, with leases ranging in duration from one month to two years. Our subsea mudlift drilling development and commercialization group is located in a separate leased facility in Houston, Texas. We also have approximately 116 acres of undeveloped land surrounding some of the properties listed above and approximately 73 acres of additional undeveloped land.

Item 3 —	Legal Proceedings

      We are involved in legal proceedings arising in the ordinary course of business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

Item 4 —	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote by stockholders during the quarter ended December 31, 2003.

Item S-K 401(b) —	Executive Officers of the Registrant

      The following table provides information regarding our executive officers as of December 31, 2003.

Name	Age	Position(s)

Richard C. Seaver	81	Chairman of the Board
Christopher T. Seaver	55	President, Chief Executive Officer and Director
Charles E. Jones	44	Executive Vice President and Chief Operating Officer
Neil G. Russell	58	Senior Vice President-Premium Connections and Senior Vice President-Business Development
E. Charles Chauviere III	39	Vice President-Pressure Control
Michael C. Kearney	54	Chief Financial Officer and Vice President- Finance

      Richard C. Seaver is our Chairman of the Board, a position he has held since 1992. Previously, Mr. Seaver has served as a director since 1964, as President from 1964 to 1986, and as Secretary and General Counsel from 1957 to 1964.

      Christopher T. Seaver is our President, Chief Executive Officer and a director. He has served as President since June 1993, and as Chief Executive Officer and as a director since February 1997. He is a director and the secretary of the Petroleum Equipment Suppliers Association, a director of the American Petroleum Institute and a director of the National Ocean Industries Association. Prior to joining Hydril, Mr. Seaver was a corporate and securities attorney for Paul, Hastings, Janofsky & Walker, and was a Foreign Service Officer in the U.S. Department of State, with postings in Kinshasa, Congo and Bogota, Colombia.

      Charles E. Jones is our Executive Vice President and Chief Operating Officer, a position he was appointed to beginning in June 2003. Previously, he served as our Vice President of Pressure Control from November 2001 to May 2003 and as our Managing Director-Pressure Control from March 1998 to November 2001. From March 1996 to March 1998, Mr. Jones served as Director of Subsea Business for Cooper Cameron Corporation, a provider of oil and gas drilling equipment. Mr. Jones served as Engineering Manager for Subsea Offshore, formerly Dresser Industries, a manufacturer of oil and gas drilling equipment from April 1995 to March 1996. Prior to holding these positions, Mr. Jones had 11 years of service with us. Mr. Jones is a graduate of the Harvard Business School Advanced Management Program.

      Neil G. Russell is our Senior Vice President-Premium Connections and Senior Vice President-Business Development, a position he was appointed to in May 2003. Previously, he was Vice President of our Premium Connection segment, from November 2001 to May 2003 and Managing Director-Eastern Hemisphere Premium Connection, from March 1995 to November 2001. Overall, Mr. Russell has 25 years of service with our company, in which he has held various management positions in our premium connection and pressure control businesses with assignments in Singapore, Switzerland, the United Kingdom and the United States.

      E. Charles Chauviere III is our Vice President-Pressure Control, a position he was appointed to beginning in June 2003. Mr. Chauviere joined Hydril in 1998, and previously served as Director of Engineering beginning in February 2001. Mr. Chauviere is a graduate of the Stanford University Executive Program. Prior to joining Hydril he was employed for 10 years with Cooper Cameron Corporation.

      Michael C. Kearney is our Chief Financial Officer and Vice President-Finance, positions he has held since August 1998. Prior to joining our company, Mr. Kearney was a consultant with Kearney Associates, an independent financial consulting firm, from September 1996 to August 1998.

PART II

Item 5 —	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “HYDL”. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market for 2003 and 2002.

	High	Low

2003
First Quarter	$26.68	$21.65
Second Quarter	28.20	21.77
Third Quarter	27.48	19.75
Fourth Quarter	26.20	20.00
2002
First Quarter	$27.05	$15.86
Second Quarter	27.39	19.32
Third Quarter	28.25	20.75
Fourth Quarter	29.72	20.02

      As of December 31, 2003, the closing sales price per share of our common stock as reported by the Nasdaq National Market was $24.01. Based on inquiries made in connection with preparations for our 2004 Annual Meeting of Stockholders, Hydril estimates that there are at least 1,600 beneficial holders of our common stock. Substantially all of these beneficial holders maintain their shares in “street name” or “nominee” accounts with brokerage firms or other institutions and accordingly are not, individually, stockholders of record. As of February 25, 2004, our common stock was held by 21 holders of record and there were 43 holders of record of our class B common stock.

      We have no plans to declare or pay any dividends on our common stock or our class B common stock for the foreseeable future.

Item 6 —	Selected Financial Data

      The following selected consolidated financial data of Hydril should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,

	2003		2002		2001		2000		1999

	(In thousands, except per share data)
Operating Data:
Revenue:
Premium connection	$110,270		$127,116		$138,887		$94,983		$75,362
Pressure control	101,747		114,408		100,674		85,039		84,063

Total revenue	212,017		241,524		239,561		180,022		159,425
Gross profit	81,893		90,670		84,217		56,220		25,655
Selling, general and administration expenses	47,730		46,345		41,887		34,802		33,404

Operating income (loss)	34,163		44,325		42,330		21,418		(7,749	)(1)
Interest expense	1,101		4,831	(4)	4,403		4,963		5,528
Interest income	724		1,477		2,874		2,320		1,314
Other income (expense)	(135)		(214)		(1,082	)(3)	5,433	(2)	997
Net income (loss)	$25,578	(5)	$26,492		$25,619		$15,614		$(7,237)
Income (loss) per share(6):
Basic	$1.13		$1.18		$1.15		$0.78		$(0.37)
Diluted	$1.11		$1.16		$1.13		$0.76		$(0.37)
Weighted average shares outstanding(6):
Basic	22,711		22,414		22,211		20,023		19,379
Diluted	23,001		22,833		22,575		20,557		19,379
Other Data:
Capital expenditures	$8,558		$17,928		$29,525		$13,575		$8,790
Depreciation	11,900		10,827		9,207		8,579		7,851
Balance Sheet Data:
Working capital	$116,495		$90,483		$130,728		$116,911		$81,378
Property, net	105,047		107,031		100,038		79,070		74,579
Total assets	264,552		278,208		292,171		254,646		211,808
Long-term debt and capital leases, excluding current portion	—		—		60,000		60,286		73,039
Other long-term liabilities	11,900		16,370		15,575		15,549		18,011
Total stockholders’ equity	217,010		187,137		160,185		131,729		76,446

(1)	Our 1999 results of operations includes a $10.5 million pre-tax warranty expense charge to replace some of our blowout preventer equipment.

(2)	Other income for 2000 includes a pre-tax gain of $3.6 million for the settlement of a dispute with a financial institution from which Hydril purchased put options to sell stock of Weatherford International in 1998 and a pre-tax gain of $1.9 million from the sale of real estate not used in operations.

(3)	Includes $0.6 million in expenses incurred in facilitating the offering of common stock by certain of the Company’s stockholders during the second quarter of 2001 pursuant to a registration rights agreement.

(4)	Includes a $1.2 million pre-tax make-whole premium attributable to the Company’s prepayment of $30 million on its senior unsecured notes during the third quarter of 2002.

(5)	Includes a research and experimentation income tax credit of $3.7 million related to qualified spending for the ten-year period from 1992 through 2001.

(6)	Share and per share data have been retroactively restated to reflect the reclassification of pre-offering shares of common stock into shares of class B common stock and the dividend of five shares of class B common stock for each share of class B common stock, both of which occurred on September 25, 2000.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of Hydril’s historical results of operations and financial condition should be read in conjunction with Hydril’s consolidated financial statements and notes thereto included elsewhere in this report.

Overview

      We are engaged worldwide in engineering, manufacturing and marketing premium connections and pressure control products used for oil and gas drilling and production. Our premium connection products are marketed primarily to exploration and production company operators. We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and to a lesser extent to exploration and production companies for oil and gas production.

      Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and our customers’ willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices, which have historically been characterized by significant volatility. Generally, increasing commodity prices result in increased oil and gas exploration and production, which translates into greater demand for oilfield products and services. Conversely, falling commodity prices generally result in reduced demand for oilfield products and services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in commodity prices.

      The number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling in water depths greater than 1,500 feet generally drive the level of demand for our premium connection products. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity, as well as the total U.S. rig count.

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

      However, beginning mid-2001, commodity prices started to fall, particularly natural gas prices, which fell sharply, and averaged $2.34 mm btu (Henry Hub) in the fourth quarter of 2001, down 63% from the first quarter. West Texas Intermediate crude oil prices declined as well, from an average of $28.90 per barrel in the first quarter of 2001 to an average of $20.37 per barrel in the fourth quarter, down 30%. This decline in commodity prices led to a decline in drilling activity in the United States and Canada, in particular in the number of rigs drilling in deep formations for natural gas in North America. The rig counts in the United States and Canada combined, as measured by Baker Hughes, fell 33% from July 2001 to December 2001. This decrease included a reduction in the number of rigs drilling over 15,000 feet and the number of rigs in water depths greater than 1,500 feet. As a result, in the fourth quarter of 2001 we began to experience a decline in demand for premium connections and late in that quarter, a significant decrease in plant utilization in the United States. Accordingly, we reduced our premium connection workforce at our manufacturing facilities in the United States by approximately 30% in January 2002.

      During 2002, commodity prices began to recover from their levels in the fourth quarter of 2001. From the fourth quarter of 2001 to the fourth quarter of 2002, U.S. natural gas prices increased 82% and U.S. crude oil prices rose 39%. However, the commodity price recovery, which in part was fueled by global uncertainties over the war with Iraq and political unrest and a labor strike in Venezuela, was accompanied by a decrease in drilling activity. For 2002, several factors contributed to the decrease in spending by oil and gas companies for oil and gas exploration and development in the United States despite increasing commodity prices. First, the downturn in the U.S. economy during 2002 resulted in reduced capital spending by our customers. These conservative spending practices focused on balance sheet improvements, primarily paying down debt, rather than spending for exploration and production. In addition, the uncertainty of global events, most significantly the possibility of a war in Iraq, led to less spending. As a result, rig counts in the United States and Canada were reduced and demand for premium connections and aftermarket parts and service decreased during 2002.

      Commodity prices during 2003 were relatively stable and up slightly from the fourth quarter of 2002. Crude oil prices (West Texas Intermediate) averaged $31.17 per barrel during 2003, up 19% from the 2002 average. Natural gas prices (Henry Hub mmbtu) averaged $5.46 during 2003 up 64% from the 2002 average. As a result of higher, more stable commodity prices during the year, drilling activity in the United States rose throughout the year. The U.S. rig count ended 2003 at 1,126, which was 31% above year end 2002. The average U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet) ended 2003 at 173, an increase of 40% over year end 2002. The international rig count (rigs drilling outside of the United States and Canada) ended 2003 at 803, up 7% from the year-ended 2002. The worldwide offshore rig count for the year-ended 2003 of 357 was up 9% compared with the year-ended 2002.

      Despite stable commodity prices and rising rig counts in the United States, our revenue declined in both our premium connection and pressure control segments. For premium connections, this decline was the result of reduced demand in certain international markets, in part due to political and civil uncertainties, and lower demand in the U.S. and Canadian market as a result of our distributors reducing inventory stocking levels and placing only limited replenishment orders. In addition deep-formation and deep-water drilling activity did not recover proportionately to the overall rig count increase. Many of the rigs returning to work in the United States and Canada during 2003 were for shallow wells that do not require premium connection products. Our international premium connection business typically has longer lead times than our North American business, generally three to six months, and is generally not impacted by rig count changes in North America. The international rig count (rigs drilling outside of the United States and Canada) ended 2003 at 803, up 7% from the year-ended 2002. The increase in international drilling activity in 2003 reflected rising rig counts in certain markets. However, declining rig counts in some key oil and gas markets had an adverse effect. The level of demand in our key international markets can fluctuate significantly depending on levels of political stability, civil unrest and general economic conditions. During 2003, Venezuela and Nigeria had periods of instability which reduced the level of drilling activity and the demand for our products.

      Demand in the industry for new pressure control capital equipment was not as strong during the period of 2000 through 2003 as compared to demand for aftermarket replacement parts, due to the low level of rig construction and refurbishment worldwide. However, in March 2001, our pressure control segment received a $37 million order for four offshore drilling blowout prevention and control systems from GlobalSantaFe Corporation. Additionally during 2001 we received two orders from a subsidiary of Diamond Offshore Drilling, Inc. for blowout preventer multiplex control systems. During 2002 and 2003, we benefited from these orders as revenue and gross profit was recognized using the percentage-of-completion accounting method and significant progress was made during the year. Substantially all of these orders were completed during 2002 and 2003.

      During 2003, the capital equipment market continued to be weak, and we received no new significant capital equipment orders. Due to these market conditions, capital equipment revenue decreased during the year and was 26% below the level in 2002. However, because of the increasing U.S. rig count during 2003 the pressure control aftermarket business increased by 7% over 2002 and partially offset the decline in capital equipment.

Revenue

      With the exception of revenue from pressure control long-term projects, we record revenue for all products and services at the time such products are delivered or services are provided. In 2003, 87% of our revenue was recorded on this basis. For our pressure control long-term projects (which are generally contracts from six to eighteen months in duration and an estimated contract price in excess of $1 million), we recognize revenue using the percentage-of-completion method, measured by the percentage of cost incurred to estimated final cost. We use this method because we consider expended contract costs to be the best available measure of progress on these contracts. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for more information regarding estimates and assumptions relating to revenue recognition.

Gross Profit

      Our gross profit is the difference between our revenue and our cost of sales. Cost of sales for our products include purchased raw materials and components, manufacturing labor, plant overhead expenses, a portion of engineering expenses, and building and equipment depreciation. Some of the costs are fixed cost and cause our margins to suffer when demand is low and manufacturing capacity is underutilized. Also included in cost of sales are the costs of product warranty, product liability insurance and inventory valuation adjustments, including last in, first out inventory valuation adjustments and adjustments for obsolete and slow-moving inventory. We do not take title to the tubulars we thread for the United States and Canadian market, and therefore, own no inventories of tubulars for sales in these countries. However, we purchase tubulars for fulfilling a portion of our existing orders outside of the United States and Canada, which is generally less than 10% of our total revenue. For our pressure control products, we have inventory for existing orders in process as well as a replacement parts inventory both internationally and domestically. A majority of our inventory is for our pressure control segment.

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

Results of Operations for the Years Ended December 31, 2003 and 2002

Revenue

      Total revenue decreased $29.5 million, or 12%, to $212.0 million for 2003 from $241.5 million in 2002. Premium connection revenue decreased 13% to $110.3 million and pressure control revenue decreased 11% to $101.7 million. The decrease in premium connection revenue was primarily the result of lower demand in certain international markets, primarily West Africa, due in part to political and civil uncertainties, and the United States as a result of our distributors reducing inventory stocking levels and placing only limited replenishment orders. The decrease in pressure control revenue was attributable to a 26% decrease in revenue from capital equipment due to a lower level of long-term capital projects in backlog, consistent with the low level of new rig construction and refurbishment in the industry generally. This decrease was partially offset by a 7% increase in aftermarket revenue due to an increase in the U.S. total rig count and consumption of spare parts in the drilling process.

Gross Profit

      Gross profit decreased $8.8 million, or 10%, to $81.9 million for 2003 from $90.7 million in 2002. This decline was not as severe as the revenue decline because lower sales volumes were partially offset by a product mix shift in our pressure control segment from lower-margin capital equipment to higher-margin aftermarket replacement parts.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $1.4 million to $47.7 million for 2003 compared to $46.3 million for 2002. This increase was the result of consulting fees related to the research and experimentation income tax credit study (see “Provision for Income Taxes” below for details), and other tax planning strategies, expenses related to merger and acquisition activities, and higher legal expenses related to corporate governance compliance, which were partially offset by lower management incentive accruals. As a percentage of sales, selling, general and administrative expenses increased from 19% for 2002 to 23% for 2003.

Operating Income

      Operating income decreased $10.1 million to $34.2 million for 2003, compared to $44.3 million for 2002. Operating income for our premium connection segment decreased 25% to $27.6 million for 2003 compared to $36.7 million for 2002. Operating income for our pressure control segment increased $0.6 million, or 3%, from $19.7 million for 2002 to $20.3 million for 2003. Corporate and administration expenses were $13.7 million for 2003 compared to $12.1 million in 2002.

Interest Expense

      Interest expense decreased $3.7 million to $1.1 million for 2003, from $4.8 million in 2002. The reduction in interest expense was due to lower outstanding debt compared to 2002 as well as the payoff of our remaining debt at the end of the second quarter of 2003.

Provision for Income Taxes

      The Provision for income taxes decreased $6.2 million to $8.1 million for 2003 compared to $14.3 million for 2002. This decrease was primarily the result of a research and experimentation tax credit of $3.7 million that was recorded during the third quarter of 2003. This credit covers qualified spending for the ten-year period from 1992 through 2001. Prior to 2003, the Company was an alternative minimum tax payer and could not benefit from this type of tax credit.

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

      In 2003, we also repaid $30 million of senior notes at maturity and as a result have no long-term debt outstanding. In addition, we made a $7.0 million contribution to our frozen defined benefit pension plan, which, after the contribution, had an unfunded benefit obligation of approximately $0.9 million at December 31, 2003. Based on current expectations, we do not plan to make any additional contributions to the plan during 2004.

Operating Activities

      Cash provided by operating activities was $28.2 million for 2003 and $28.3 million for 2002. Cash provided by operations in 2003 was primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects, which was partially offset by a $7.0 million contribution to the U.S. defined benefit pension plan. Cash provided by operations in 2002 was primarily from earnings, contractual cash payments received from customers for progress made on capital equipment long-term projects and utilization of deferred tax assets, the effects of which were partially offset by higher working capital requirements. The decrease in cash provided by operations in 2002 of $16.8 million as compared to 2001 was primarily due to the expenditure of contractual cash payments from customers received in 2001 for completion of large project orders.

Investing Activities

      Net cash used in investing activities for 2003 was $7.9 million compared to $27.5 million in 2002. The investment of cash in 2003 was primarily for capital spending while the net cash used in investing activities for 2002 was attributable to capital spending of $17.9 million and net investments in held-to-maturity securities of $9.6 million. The investment of cash in 2001 of $29.5 million was solely for capital expenditures.

      For more information on capital expenditures for the three years ended December 31, 2003 see “Capital Expenditures” below.

Credit Facilities

      We have two unsecured revolving lines of credit for working capital requirements that provide up to $20.0 million in total committed revolving credit borrowings through June 30, 2005. Of these, $15.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on our leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At December 31, 2003, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios. At December 31, 2003, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.

      The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At December 31, 2003 there was approximately $0.3 million outstanding in letters of credit.

Contractual Cash Obligations

      The following paragraph summarizes the Company’s contractual cash obligations as of December 31, 2003.

	Payments Due by Period

	Total	2004	2005-2006	2007-2008	Thereafter

	(In millions)
Operating leases(1)	$3.6	$1.8	$1.6	$0.2	$—

Purchase Obligations(2)	10.0	9.8	0.2	—	—

Total(3)	$13.6	$11.6	$1.8	$0.2	$—

(1)	Represents obligations for minimum payments under noncancelable operating leases. The Company’s lease commitments are primarily for operating facilities, vehicles and equipment.

(2)	Represents obligations under outstanding purchase orders and other commitments.

(3)	The table excludes other long-term liabilities reflected on the Company’s balance sheet which consists primarily of post retirement, health and life benefits. This amount is impacted by, among other things, funding levels and changes in plan assumptions. The accrued liability does not represent expected liquidity needs. The average payout under the post retirement health benefits plan over the past five years was approximately $0.6 million per year. See Note 6 of the Notes to the Consolidated Financial Statements for information regarding the Company’s obligation under the defined benefit pension plan and the post retirement health and life benefit plans.

Other Indebtedness

      In June 1998, the Company issued $60.0 million of 6.85% senior notes due June 30, 2003. During the third quarter of 2002, the Company prepaid $30.0 million of the aggregate principal amount of the unsecured notes plus a make-whole premium of $1.2 million relating to this prepayment. The make-whole premium was included as interest expense in the consolidated statement of operations. The Company repaid the remaining $30.0 million at maturity on June 30, 2003.

Technology

      The joint industry project to develop dual gradient drilling technology completed its work by successfully drilling a test well in the Gulf of Mexico in the fourth quarter of 2001. During 2002 and 2003, Hydril continued separately to refine the design of the equipment and pursue commercialization. Expenditures to commercialize this technology were expensed in 2003 and 2002 and were less than 5% of total selling, general and administrative expenses in each year.

Capital Expenditures

      Capital expenditures for 2003 were $8.5 million, which included $3.7 million for our premium connection segment and $3.5 million for our pressure control segment, in both cases primarily to support plant and equipment for our manufacturing operations, and $1.3 million for general corporate purposes.

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

      If current industry conditions continue, we expect our 2004 capital expenditures to be approximately $7.0 to $9.0 million, primarily to support manufacturing operations and engineering, research and development activities.

Dividends

      We have no plans to declare or pay any dividends on our common stock or our class B common stock for the foreseeable future.

Backlog

      Pressure control capital equipment backlog which includes orders for capital equipment and long-term projects, at December 31, 2003 and 2002 was $11.5 million and $32.5 million, respectively. The decrease was the result of work completed and revenue recognized on several large long-term capital equipment project orders and no new substantial project orders were received during the year. Substantially all of the remaining revenue from projects currently in backlog is expected to be recorded during the first half of 2004. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders.

Tax Matters

      As of December 31, 2003, we had deferred tax assets, net of deferred tax liabilities, of $9.9 million. These assets are benefits to us as long as we expect to have sufficient future income in the United States.

      Management projections indicate that sufficient income will be generated in future years to realize the tax assets, and therefore, no valuation allowance was required.

Critical Accounting Policies and Estimates

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

      Revenue from long-term contracts, which are generally contracts from six to eighteen months with an estimated contract price in excess of $1.0 million, is recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract were anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent. It is possible but not contemplated that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes.

Revenue from long-term contracts was approximately 13%, 16% and 8% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Pressure control capital equipment backlog, which includes long-term contract revenue, was $11.5 million, $32.5 million and $55.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Inventories

      Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 84% and 85% of total gross inventories at December 31, 2003 and 2002, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost would have been $13.4 million, $13.3 million and $12.1 million higher at December 31, 2003, 2002 and 2001, respectively.

      The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value. Additions to the excess or obsolete reserve can result from downturns in market demand for specific products, new technology that renders certain products obsolete or changes in customer purchasing decisions resulting from a shift in market activity. Additions to the reserve were $4.0 million, $3.9 million and $3.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Product Warranties

      The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product or for repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues its estimated exposure for product warranties based on known warranty claims as well as current and historical warranty costs incurred. Additions to the warranty accrual result from delivery of new capital equipment projects with a specified warranty period, other capital equipment and replacement parts that carry a specified warranty period and for known product warranty claims. Additions to the warranty accrual were $0.3 million, $0.7 million and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Pension Plan

      The Company has a frozen defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees’ years of service and compensation. Plan assets consist primarily of investments in equities and fixed income funds. No additional benefits are being accrued under this plan which was frozen effective December 31, 2001. At December 31, 2003, the Company had an estimated unfunded pension obligation under the plan of $0.9 million. This estimated amount is based on various assumptions regarding the rate of return on pension assets, salary increases and other matters. Beginning January 1, 2002, the Company initiated a new retirement defined contribution plan to replace the previous plan covering substantially all of its U.S. employees. See Note 6 in the Notes to Consolidated Financial Statements in Item 8 for more information regarding the pension plan.

Post Retirement Health and Life Benefits

      The Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before December 31, 1989, who have or will retire under one of the Company’s pension plans. At December 31, 2003, the Company had an estimated unfunded obligation for retiree life and health of approximately $8.9 million. This estimated amount is based on assumptions regarding healthcare cost trends and certain employee-related factors, such as turnover, retirement age and mortality.

      The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A 12% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2003 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2011 and remain at that level thereafter. See Note 6 to the Notes to Consolidated Financial Statements in Item 8 for more information regarding Post Retirement Health and Life Benefits, including sensitivity analysis regarding changes in assumed health care cost trend rates.

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

      Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Demand for our pressure control capital equipment is directly affected by the number of drilling rigs being built or refurbished. At this time, drilling rig utilization for many categories of rigs is below capacity. Therefore, in general, drilling contractors are not planning significant refurbishment of drilling rigs or new rig construction. As a result of these conditions, we do not expect to receive any significant new capital equipment orders for at least the next several months. An extended decline in capital equipment orders could adversely affect revenue and operating income for our pressure control segment and could result in additional charges if we are required to take cost reduction measures in light of business conditions. Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry’s view of future oil and gas prices, which have been historically characterized by significant volatility. Oil and gas prices are affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production activity;

•	worldwide demand for energy, which is affected by worldwide economic conditions;

•	the policies of the Organization of Petroleum Exporting Countries, or OPEC;

•	significant decreases or increases in the production of oil or gas from countries due to war or civil unrest, such as in Iraq, Nigeria and Venezuela;

•	the cost of producing oil and gas;

•	interest rates and the cost of capital;

•	technological advances affecting hydrocarbon consumption, particularly oil and gas;

•	environmental regulation;

•	level of oil and gas inventories in storage;

•	tax policies;

•	policies of national governments; and

•	war, civil disturbances and political instability.

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

      There are a limited number of distributors who buy steel tubulars, contract with us to thread the tubulars and sell completed tubulars with our premium connections. In 2003, our eight distributors accounted for 59% of our premium connection sales in the United States and Canada.

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

      Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by our customers in awarding contracts include:

•	availability and capabilities of the equipment;

•	ability to meet the customer’s delivery schedule;

•	price;

•	reputation;

•	experience;

•	safety record, and

•	technology

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

      During 2003, we derived approximately 67% of our revenue from services or equipment ultimately provided or delivered to end-users for use outside of the United States. Many of our larger competitors, especially internationally, are integrated steel producers, who produce, rather than purchase, steel. For example, several foreign steel mills have formed a corporation that is licensed to produce and sell a competing premium connections product line outside of the United States and Canada. Foreign integrated steel producers have more pricing flexibility for premium connections since they control the production of both the steel tubulars to which the connections are applied, as well as the premium connections. This inherent pricing and supply control puts us at a competitive disadvantage, and we could lose business to integrated steel producers even if we may have a better product. The recent acquisition or future acquisitions of U.S. tubular steel manufacturing capacity by foreign integrated steel producers could result in a loss of market share for Hydril. Other domestic and foreign steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connections business and compete with us.

      Our international operations may experience severe interruptions due to political, economic and other risks.

      In 2003, approximately 67% of our total revenue was derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 28% of our revenue was derived from products which were produced and used outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include:

•	political instability, civil disturbances, war and terrorism;

•	nationalization, expropriation, and nullification of contracts;

•	changes in regulations and labor practices;

•	changes in currency exchange rates and potential devaluations;

•	changes in currency restrictions which could limit the repatriations of profits or capital;

•	restrictive actions by local governments;

•	seizure of plant and equipment; and

•	changes in foreign tax laws.

      An interruption of our international operations could reduce our earnings or adversely affect the value of our foreign assets. The occurrence of any of these risks could also have an adverse effect on demand for our products and services or our ability to provide them. We have manufacturing facilities in Warri and Port Harcourt, Nigeria and in Batam, Indonesia and a portion of our revenue is from sales to customers in these countries and surrounding areas. In addition, a portion of our revenue is from sales to customers in Venezuela. These countries in recent history have experienced civil disturbances and violence, which have disrupted oil and gas exploration and production operations located there as well as day-to-day operations and oversight of our business from time to time. These disruptions have affected our operations and resulted in lower demand for our premium connection products and services and, accordingly have had an adverse affect on our results of operations in recent periods and may continue to do so.

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

      The consolidation or loss of potential end-users of our products could adversely affect demand for our products and services and reduce our revenue.

      Exploration and production company operators and drilling contractors have undergone substantial consolidation in the last few years. Additional consolidation is probable. In addition, many oil and gas properties will be transferred over time to different potential customers.

      Consolidation results in fewer end-users for our products. In addition, merger activity among both major and independent oil and gas companies also affects exploration, development and production activity, as these consolidated companies attempt to increase efficiency and reduce costs. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post-merger exploration and development budgets. Moreover, some end-users are not as risk-averse and, as such, do not use as many premium products in drilling deep formation wells.

      In 2003, our largest premium connection customer accounted for 21% of segment sales, and our ten largest premium connection customers accounted for 64% of total segment sales. In 2003, our largest pressure control customer accounted for 27% of segment sales and our ten largest pressure control customers accounted for 65% of segment sales.

      The loss of one or more of our end-users, a reduction in exploration and development budgets as a result of industry consolidation or other reasons or a transfer of deep formation drilling prospects to end-users that do not rely as heavily on premium products could adversely affect demand for our products and services and reduce our revenue.

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

      If we do not develop, produce and commercialize new competitive technologies and products, our revenue may decline or we may be required to write-off any capitalized investment.

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

      For example, we have invested significant amounts in the development of new technologies, such as advanced composite tubing and subsea mudlift drilling. We are now in the process of refining the design of subsea mudlift drilling equipment and pursuing commercialization of this technology. However, there are other groups of companies in our industry that are also developing competing technologies for deepwater drilling, and they may be ahead of us in completing development of their technology. In addition, the cost to implement the technology may be high and there may be little demand for the completed technology.

      If we are unable to successfully develop and commercialize subsea mudlift drilling, commercialize our advanced composite tubing or successfully implement other technological or R&D type activities, our growth prospects may be reduced and the level of our future revenue may be materially and adversely affected. In addition, we could be required to write-off any capitalized investment in a product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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

      Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Charles E. Jones, our Executive Vice President and Chief Operating Officer, Neil G. Russell, our Senior Vice President — Premium Connections and Senior Vice President — Business Development, Chuck Chauviere — Vice President — Pressure Control, and Michael C. Kearney, Chief Financial Officer and Vice President — Finance. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

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

      Revenue derived from current pressure control long-term projects is expected to be realized over the next two quarters. As a result, our revenue and earnings could fluctuate significantly from quarter to quarter if there is any delay in completing these projects or if new project orders are not received. In addition, our fixed costs cause our margins to decrease when demand is low and manufacturing capacity is underutilized.

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

Recent Accounting Pronouncements

      In December 2003, we adopted SFAS No. 132 (Revised 2003), “Employees’ Disclosures about Pensions and Other Post Retirement Benefits.” The statement requires additional disclosures relating to pensions and other post retirement benefits, which we have included in Note 6.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position

No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvements and Modernization Act of 2003” (“FAS 106-1”), which is effective for us as of December 31, 2003 and permits a one-time election to defer accounting for the effects of the Act. In accordance with FAS 106-1, we have elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligations or net periodic postretirement cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. However, we believe the effect of the Act will not be material to our future results of operations and financial condition.

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

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      There were no outstanding borrowings under our lines of credit at December 31, 2003. Floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

      At December 31, 2003 or 2002, we did not hedge interest rate exposure.

Foreign Currency Exchange Rate

      Our operations are conducted in certain countries around the world in a number of different currencies. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, the U.S. dollar. In order to mitigate the effect of exchange rate changes, a substantial portion of our contracts provide for collections from customers in U.S. dollars. In 2003, revenue from our international subsidiaries was $78.9 million, with $37.9 million denominated in foreign currency. Of these foreign currency denominated sales, $26.0 million were in local currency, but based on the exchange rate for the U.S. dollar at the time of shipment.

      We had no foreign currency denominated borrowings outstanding at December 31, 2003 or 2002.

Item 8.	Financial Statements and Supplementary Data

HYDRIL

INDEX TO FINANCIAL STATEMENTS

Page

INDEPENDENT AUDITORS’ REPORT	37
FINANCIAL STATEMENTS:
Consolidated Balance Sheets — December 31, 2003 and 2002	38-39
Consolidated Statements of Operations — Years Ended December 31, 2003, 2002 and 2001	40
Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2003, 2002 and 2001	41
Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001	42
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	43

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and the Board of Directors of Hydril Company:

      We have audited the accompanying consolidated balance sheets of Hydril Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas

March 1, 2004

HYDRIL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except share
	and per share information)
CURRENT ASSETS:
Cash and cash equivalents	$54,139	$61,590
Investments	6,831	7,899
Receivables:
Trade, less allowance for doubtful accounts: 2003, $1,127; 2002, $1,039	34,886	35,393
Contract costs and estimated earnings in excess of billings	4,366	4,829
Other	1,842	396

Total receivables	41,094	40,618

Inventories:
Finished goods	24,190	28,779
Work-in-process	5,320	5,025
Raw materials	6,906	7,680

Total inventories	36,416	41,484

Deferred tax asset	9,095	9,164
Other current assets	4,422	3,851

Total current assets	151,997	164,606

PROPERTY:
Land and improvements	21,021	20,031
Buildings and improvements	53,217	51,061
Machinery and equipment	163,574	156,175
Construction-in-progress	2,106	3,569

Total	239,918	230,836
Less accumulated depreciation and amortization	(134,871)	(123,805)

Property, net	105,047	107,031

OTHER LONG-TERM ASSETS:
Investments	958	1,665
Deferred tax asset	901	—
Other assets	5,649	4,906

TOTAL	$264,552	$278,208

See notes to consolidated financial statements.

HYDRIL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share
	information)
CURRENT LIABILITIES:
Accounts payable	$13,481	$13,723
Billings in excess of contract costs and estimated earnings	487	4,981
Accrued liabilities	17,184	21,656
Current portion of long-term debt	—	30,000
Income taxes payable	4,350	3,763

Total current liabilities	35,502	74,123

LONG-TERM LIABILITIES:
Deferred tax liability	140	578
Other	11,900	16,370

Total long-term liabilities	12,040	16,948

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock — authorized, 10,000,000 shares of $1 par value; none issued or outstanding
Common stock — authorized 75,000,000 shares of $.50 par value; 16,058,792 and 15,369,638 shares issued and outstanding at December 31, 2003 and 2002, respectively	8,029	7,685
Class B common stock — authorized, 32,000,000 shares of $.50 par value; 6,757,721 and 7,192,427 shares issued and outstanding at December 31, 2003 and 2002, respectively	3,379	3,596
Additional paid in capital	49,312	43,898
Retained earnings	160,059	134,481
Deferred compensation	(1,801)	—
Accumulated other comprehensive loss	(1,968)	(2,523)

Total stockholders’ equity	217,010	187,137

TOTAL	$264,552	$278,208

See notes to consolidated financial statements.

HYDRIL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share
	and per share amounts)
REVENUE	$212,017	$241,524	$239,561
COST OF SALES	130,124	150,854	155,344

GROSS PROFIT	81,893	90,670	84,217

SELLING, GENERAL & ADMINISTRATION EXPENSES
Engineering	13,455	12,912	10,338
Sales and marketing	16,287	16,773	15,174
General and administration	17,988	16,660	16,375

Total	47,730	46,345	41,887

OPERATING INCOME	34,163	44,325	42,330
INTEREST EXPENSE	(1,101)	(4,831)	(4,403)
INTEREST INCOME	724	1,477	2,874
OTHER EXPENSE, NET	(135)	(214)	(1,082)

INCOME BEFORE INCOME TAXES	33,651	40,757	39,719
PROVISION FOR INCOME TAXES	8,073	14,265	14,100

NET INCOME	$25,578	$26,492	$25,619

INCOME PER SHARE:
BASIC	$1.13	$1.18	$1.15
DILUTED	$1.11	$1.16	$1.13
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	22,710,838	22,414,111	22,210,612
DILUTED	23,000,621	22,833,246	22,574,734

See notes to consolidated financial statements.

HYDRIL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2002 and 2003

			Class B					Accumulated
	Common Stock		Common Stock		Additional			Other
					Paid in	Retained	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

	(In thousands, except share amounts)
Balance, December 31, 2000	8,641,200	$4,321	13,410,908	$6,705	$38,333	$82,370	$—	$—	$131,729

Net Income	—	$—	—	$—	$—	$25,619	$—	$—	$25,619

Total Comprehensive Income	—	—	—	—	—	25,619	—	—	25,619

Shares sold by existing stockholders pursuant to a registration rights agreement	5,234,616	2,617	(5,234,616)	(2,617)	—	—	—	—	—
Issuance of Common stock — employee stock purchase plan and exercise of stock options	230,035	115	—	—	950	—	—	—	1,065
Tax benefit on option exercises	—	—	—	—	1,564	—	—	—	1,564
Issuance of Class B Common stock — exercise of stock options	—	—	43,857	22	186	—	—	—	208
Conversion of Class B Common stock to Common stock	253,745	127	(253,745)	(127)	—	—	—	—	—

Balance, December 31, 2001	14,359,596	$7,180	7,966,404	$3,983	$41,033	$107,989	$—	$—	$160,185

Net Income	—	$—	—	$—	$—	$26,492	$—	$—	$26,492

Other Comprehensive Loss, net of tax
Minimum pension liability adjustment							—	(2,523)	(2,523)

Total Comprehensive Income	—	—	—	—	—	26,492		(2,523)	23,969

Issuance of Common stock — employee stock purchase plan and exercise of stock options	216,065	108	—	—	1,485	—	—	—	1,593
Tax benefit on option exercises	—	—	—	—	1,295	—	—	—	1,295
Issuance of Class B Common stock — exercise of stock options	—	—	20,000	10	85	—	—	—	95
Conversion of Class B Common stock to Common stock	793,977	397	(793,977)	(397)	—	—	—	—	—

Balance, December 31, 2002	15,369,638	$7,685	7,192,427	$3,596	$43,898	$134,481	$—	$(2,523)	$187,137

Net Income	—	$—	—	$—	$—	$25,578	$—	$—	$25,578

Other Comprehensive Loss, net of tax
Minimum pension liability adjustment							—	555	555

Total Comprehensive Income	—	—	—	—	—	25,578	—	555	26,133

Issuance of Common stock — employee stock purchase plan and exercise of stock options	239,448	119	—	—	2,011	—	—	—	2,130
Tax benefit on option exercises	—	—	—	—	1,295	—	—	—	1,295
Issuance of Class B Common stock — exercise of stock options	—	—	15,000	8	64	—	—	—	72
Conversion of Class B Common stock to Common stock	449,706	225	(449,706)	(225)	—	—	—	—	—
Awards of Restricted units/stock	—	—	—	—	2,066	—	(2,066)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	243	—	243
Forfeitures of restricted units	—	—	—	—	(22)	—	22	—	—

Balance, December 31, 2003	16,058,792	$8,029	6,757,721	$3,379	$49,312	$160,059	$(1,801)	$(1,968)	$217,010

See notes to consolidated financial statements.

HYDRIL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,578	$26,492	$25,619

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	243	—	—
Depreciation	11,900	10,827	9,207
Deferred income taxes	(1,539)	2,020	5,200
Provision for doubtful accounts	236	(136)	191
Gain on sale of real estate holdings not used in operations	(104)	—	—
Change in operating assets and liabilities:
Receivables	(1,175)	1,825	1,113
Contract costs and estimated earnings in excess of billings	463	(4,829)	1,227
Inventories	5,068	7,393	(8,730)
Other current and noncurrent assets	95	(1,939)	1,515
Accounts payable	(242)	(9,635)	828
Billings in excess of contract costs and estimated earnings	(4,494)	(7,660)	8,578
Accrued liabilities	(3,917)	1,867	(707)
Income taxes payable	587	1,314	1,052
Other long-term liabilities	(4,470)	795	26

Net cash provided by operating activities	28,229	28,334	45,119

NET CASH FROM INVESTING ACTIVITIES:
Net proceeds (purchase) of held-to-maturity investments	1,774	(9,564)	—
Capital expenditures	(8,558)	(17,928)	(29,525)
Other, net	(1,097)	—	—

Net cash used in investing activities	(7,881)	(27,492)	(29,525)

NET CASH FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	1,095
Repayment of debt	(30,000)	(30,234)	(1,628)
Repayment of capital leases	—	(52)	(267)
Net proceeds from issuance of common stock	230	185	86
Net proceeds from exercise of stock options	1,971	1,503	1,187

Net cash provided by (used in) financing activities	(27,799)	(28,598)	473

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,451)	(27,756)	16,067
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,590	89,346	73,279

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,139	$61,590	$89,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,044	$4,700	$4,247
Income taxes paid:
Domestic	—	2,043	474
Foreign	7,685	6,715	5,252

See notes to consolidated financial statements.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      Nature of Operations — Hydril Company (the “Company”) operates principally in the oilfield equipment industry on a worldwide basis. Operations involve engineering, manufacturing and marketing high performance specialty equipment for use in the exploration and production of oil and gas. The Company’s customer base consists primarily of steel pipe distributors, major oil companies, independent oil and gas producers and drilling contractors. The Company operates in two business segments — Premium Connection and Pressure Control (see Note 14 for further information).

      Principles of Consolidation — The consolidated financial statements include the accounts of Hydril Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition — Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below.

      Revenue from long-term contracts, which is generally contracts from six to eighteen months and an estimated contract price in excess of $1,000,000, are recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract were anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent. It is possible but not contemplated that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes. Revenue from long-term contracts was approximately 13%, 16% and 8% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

      Cash and Cash Equivalents — Cash equivalents are highly liquid investments including commercial paper, time deposits and money market mutual funds having original maturities of three months or less.

      Investments — The Company has investment securities classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management has the positive intent and ability to hold those securities to maturity. As of December 31, 2003 and 2002, the Company held $7,789,000 and $9,564,000, respectively of corporate investment securities. Contractual maturities of these securities at December 31, 2003 include $6,831,000 which mature in 2004 and $958,000 which mature in 2005. The fair value of these securities as of December 31, 2003 and 2002 approximates the carrying value.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible. An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

	(In thousands)
Beginning balance	$1,039	$1,332	$2,706
Additions charged to expense	141	289	191
Accounts written off	(45)	(103)	(1,125)
Other adjustments	(8)	(479)	(440)

Ending balance	$1,127	$1,039	$1,332

      Other adjustments consist primarily of the collection of a customer’s account previously determined as doubtful for collection, and other adjustments reflecting current economic conditions.

      Inventories — Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 80% and 81% of total gross inventories at December 31, 2003 and 2002, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost would have been $13,369,000, $13,263,000 and $12,083,000 higher at December 31, 2003, 2002 and 2001, respectively.

      The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value. An analysis of the excess and obsolete inventory reserve for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

	(In thousands)
Beginning balance	$7,727	$8,045	$6,387
Provision for excess and obsolete inventory	4,022	3,873	3,814
Inventory disposed of during the year	(646)	(4,191)	(2,156)

Ending balance	$11,103	$7,727	$8,045

      Property — Property, plant and equipment is recorded at cost. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Depreciation of property, including that under capital leases, is based on the straight-line method. Rates are based upon the estimated useful lives of the various classes of property, generally as follows:

Buildings and improvements	15-45 years
Machinery and equipment	3-12 years

      Upon retirement or other disposal of fixed assets, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations.

      Included in other assets within the consolidated balance sheets at December 31, 2003 and 2002 are $2,173,000 and $2,641,000 respectively, of real estate holdings. These holdings are composed of land and buildings in the United States not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Such holdings are reported at the lower of their carrying amount or fair value less estimated costs to sell.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future cash flows of the related asset. If the sum of the future undiscounted cash flows is less than the carrying amount of the asset, the amount of the impairment loss is measured as the excess of the carrying amount over the fair value of the asset.

      Product Warranties — The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, or for repair at no cost to the customer, or the issuance of a credit to the customer. The Company accrues its estimated exposure for product warranties based on known warranty claims as well as current and historical warranty costs incurred.

      Research and Development Costs — The Company engages in research and development activities to develop new products and to significantly improve existing products. The Company expenses as incurred all research and development costs that are not reimbursable by other parties. Research and development expenses, net of reimbursement, were $3,939,000, $3,906,000 and $2,115,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

      Stock-Based Compensation — The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the common stock.

      Environmental Liabilities — The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

      Income Taxes — The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. United States deferred income taxes have been provided on unremitted earnings of foreign subsidiaries.

      Foreign Currencies Translation — The Company’s foreign operations are closely integrated with and are extensions of the Company’s U.S. operations. Accordingly, the U.S. dollar is the functional currency for all of the Company’s foreign operations. Inventory, property, plant and equipment, cost of sales and depreciation are remeasured from the local currency to U.S. dollars at historical exchange rates. Monetary assets and liabilities are remeasured at current exchange rates on the balance sheet date. Income and expense accounts, other than cost of sales and depreciation, are remeasured at weighted average exchange rates during the year. Gains and losses resulting from those remeasurements are included in the statements of operations.

      Concentration of Credit and Customer Risk — The Company sells its products to steel pipe distributors, major and independent domestic and international oil and gas companies and national oil companies, as well as domestic and international drilling contractors and rental companies. See Note 14 for further information on major customers. The Company performs ongoing credit evaluations of its customers and provides allowance for probable credit losses where necessary.

      Reclassifications — Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year’s presentation.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Accrued Liabilities and Other Long-Term Liabilities

      Accrued liabilities and other long-term liabilities as of December 31, 2003 and 2002 consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Accrued liabilities:
Accrued payroll, bonus and related	$3,904	$5,277
Employee benefits	3,272	5,858
Product warranties	2,192	3,274
Taxes (property, sales, payroll, other)	4,479	4,586
Other	3,337	2,661

Total	$17,184	$21,656

Other long-term liabilities:
Post retirement health and life benefits	$8,695	$9,122
Pension plan benefits	871	6,100
Deferred compensation	2,334	1,148

Total	$11,900	$16,370

      The changes in the aggregate product warranty liability is as follows for the years ended December 31:

	2003	2002	2001

	(In thousands)
Beginning balance	$3,274	$3,224	$3,934
Claims paid	(1,337)	(690)	(3,744)
Additional warranty charged to expense	255	740	3,034

Ending balance	$2,192	$3,274	$3,224

3.	Long-Term Contracts

      The components of long-term contracts as of December 31, 2003 and 2002 consist of the following:

	December 31,

	2003	2002

	(In thousands)
Costs and estimated earnings on uncompleted contracts	$34,682	$48,417
Less: billings to date	(30,803)	(48,569)

Excess of billings over costs and estimated earnings	$3,879	$(152)

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$4,366	$4,829
Billings in excess of contract costs and estimated earnings	(487)	(4,981)

Total	$3,879	$(152)

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt

      The Company’s borrowings as of December 31, 2003 and 2002 were as follows:

	December 31,

	2003	2002

	(In thousands)
Senior notes	$—	$30,000
Less current portion	—	(30,000)

Total long-term debt	$—	$—

      Senior Notes — in June 1998, the Company issued $60,000,000 of 6.85% senior notes due June 30, 2003. During 2002, the Company prepaid $30,000,000 of the aggregate principal amount of the unsecured notes plus a make-whole premium of $1,215,000 relating to this prepayment. The make-whole premium was included as interest expense in the consolidated statement of operations. The Company repaid the remaining $30,000,000 at maturity on June 30, 2003.

      Revolving Lines of Credit — At December 31, 2003, the Company had available $20,000,000 in total committed unsecured revolving lines of credit. Of this, $15,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Effective June 30, 2003, the Company entered into a new domestic line of credit to replace its expiring facility. The new facility provides for $15,000,000 in committed unsecured revolving credit through June 30, 2005. Under the domestic line, the Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the line fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At December 31, 2003, there were no outstanding borrowings under this credit facility.

      Additionally, effective June 30, 2003 the Company amended its $5,000,000 committed unsecured foreign line of credit to, among other things, extend the maturity to June 30, 2005. The Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates under the credit line fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At December 31, 2003, there were no outstanding borrowings under this facility.

      The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At December 31, 2003 there was approximately $336,000 outstanding in letters of credit.

      Covenants — The U.S. revolving line of credit requires the Company to comply with certain covenants and financial tests. The financial covenants under the line of credit consist of a requirement to maintain minimum levels of tangible net worth, to not exceed levels of debt specified in the agreement, to comply with a fixed coverage test and to not exceed a maximum leverage ratio. The foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit. At December 31, 2003, the Company was in compliance with these covenants.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

      The geographical sources of income before income taxes for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

	(In thousands)
United States	$15,952	$16,337	$20,172
Foreign	17,699	24,420	19,547

Income before income taxes	$33,651	$40,757	$39,719

      The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001

	(In thousands)
United States:
Current	$3,959	$4,496	$2,732
Deferred	(1,945)	1,482	4,810
Foreign:
Current	5,653	7,749	6,168
Deferred	406	538	390

Total	$8,073	$14,265	$14,100

      The consolidated effective income tax rates (as a percentage of income before income taxes) for the years ended December 31, 2003, 2002 and 2001 varies from the United States statutory income tax rate for the reasons set forth below:

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.2%	0.7%	0.2%
Research and experimentation tax credit	(11.0)%	—	—
Other	(0.2)%	(0.7)%	0.3%

Effective Rate	24.0%	35.0%	35.5%

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

	2003	2002

	(In thousands)
Deferred tax assets:
Inventory capitalization cost	$2,886	$4,086
Accrued expenses and other items not deductible for tax purposes	8,124	10,105
Alternative minimum tax and research credits	2,893	—
Foreign tax credits	—	4,833
Other	1,945	1,404

Total deferred tax assets	15,848	20,428
Deferred tax liabilities:
Property, plant and equipment	(5,848)	(4,280)
Unrepatriated foreign earnings and other foreign deferred taxes	(144)	(7,562)

Total deferred tax liability	(5,992)	(11,842)

Net deferred tax asset	$9,856	$8,586

      During the third quarter of 2003, the company completed a research and experimentation tax study which resulted in a $3,705,000 credit to the Company’s income tax provision. The research and experimentation tax credit covers qualified spending for the ten-year period from 1992 through 2001. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from this type of tax credit. Expenses associated with the study of $442,000 are included in general and administrative expenses for 2003.

6.	Employee Benefits

      Post Retirement Benefits — The Company has a defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees’ years of service and compensation. Plan assets consist primarily of investments in equities and money market funds. Effective December 31, 2001, this plan was frozen. No additional benefits are being accrued under this plan. Beginning January 1, 2002, the Company initiated a new retirement contribution plan to replace the previous plan covering substantially all of its U.S. employees. The new retirement contribution plan is discussed below under Defined Contribution Plan.

      Additionally, the Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before December 31, 1989, who have or will retire under one of the Company’s pension plans.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The benefit obligation, value of plan assets, and funded status component costs of the plans are as follows:

			Post Retirement
			Health and Life
	Defined Benefit Plan		Benefits

	2003	2002	2003	2002

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$27,068	$24,459	$7,649	$6,709
Service cost	—	—	56	59
Interest cost	1,747	1,662	403	497
Participant contributions	—	—	61	55
Plan amendments	—	167	—	—
Benefits paid	(592)	(522)	(738)	(855)
Actuarial (gain)/loss	2,366	1,302	(529)	1,184

Benefit obligation at end of year	$30,589	$27,068	$6,902	$7,649

Change in plan Assets:
Fair value of plan assets at beginning of year	$18,455	$18,730	$—	$—
Actual return on plan assets	4,874	(1,382)	—	—
Employer contributions	7,000	1,650	677	800
Participant contributions	—	—	61	55
Benefits paid	(592)	(522)	(738)	(855)
Administrative expenses	(27)	(21)	—	—

Fair value of plan assets at end of year	$29,710	$18,455	$—	$—

Reconciliation of plan funded status:
Funded status	$(879)	$(8,614)	$(6,902)	$(7,649)
Unrecognized actuarial loss	—	—	612	1,142
Unamortized prior service benefit	—	—	(2,626)	(3,115)

Net amount recognized at year-end	$(879)	$(8,614)	$(8,916)	$(9,622)

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Post Retirement
	Defined Benefit Plan			Health and Life Benefits

	2003	2002	2001	2003	2002	2001

	(In thousands)
Components of net periodic benefit cost
Service cost	$—	$—	$1,342	$56	$58	$55
Interest cost	1,747	1,662	1,766	403	497	463
Expected return on plan assets	(1,755)	(1,525)	(1,588)	—	—	—
Amortization of prior service cost (benefit)	16	16	(9)	(488)	(488)	(488)
Amortization of net loss	129	—	—	—	—	—
Amortization of transition obligation	—	—	193	—	—	—

Net periodic cost	$137	$153	$1,704	$(29)	$67	$30

Additional loss (benefit) recognized due to:
Curtailment	$—	$—	$185	$—	$—	$—

      The Company’s pension plan weighted average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Defined
	Benefit Plan

	2003	2002

Percentage of Plan Assets
Equity	66	53
Fixed income	34	47

Total	100	100

      The amounts recognized in the consolidated balance sheet are as follows:

	Defined Benefit Plan

	2003	2002

	(In thousands)
Accrued benefit liability	$(879)	$(8,614)
Intangible asset	136	152
Accumulated other comprehensive income	3,027	3,882

Net amount recognized at the end of the year	$2,284	$(4,580)

      The additional year-end information for plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Plan

	2003	2002

	(In thousands)
Projected benefit obligation	$30,589	$27,068
Accumulated benefit obligation	30,589	27,068
Fair value of plan assets at end of year	29,710	18,455

      The assumed discount rate used in determining the benefit obligation was 6.0%, 6.5% and 6.75% at December 31, 2003, 2002 and 2001, respectively. The expected long-term rate of return on pension plan assets

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at December 31, 2003, 2002 and 2001 was 6%, 8% and 9%, respectively. Based on current expectations, the Company does not plan to make any additional contributions to its defined benefit pension plan during 2004.

      A 12% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2003 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2011 and remain at that level thereafter.

      The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A one percent change in the assumed health care cost trend rates would have the following effects:

	One Percent

	Increase	Decrease

	(In thousands)
Effect on total of service and interest cost components for 2003	$6	$(6)
Effect on December 31, 2003 benefit obligation	113	(107)

      Defined Contribution Plans — The Company has an employee savings plan under which U.S. employees can invest up to $12,000 of their earnings pre-tax, matched by an amount from the Company equal to one-half of the first 6% of the employees’ contributions. The Company’s contributions were $955,000, $918,000 and $859,000 in 2003, 2002 and 2001, respectively.

      Effective January 1, 2002, the Company initiated a new defined contribution retirement plan, in which the Company makes monthly contributions to a separate retirement contribution account for each employee as an addition to the savings plan discussed above. The contributions are a percentage of compensation ranging from 2%-7% based on age. During 2003 and 2002, the Company’s contributions were $1,784,000 and $1,707,000, respectively.

      Nonqualified Deferred Compensation Arrangement — Effective April 1, 2001, the Company implemented the Hydril Company Restoration Plan, a nonqualified, funded, deferred compensation arrangement for a select group of management or highly compensated employees. Under the terms of the Plan, participants can defer up to 15% of their regular base pay and 100% of bonuses that would otherwise be paid in cash. Additionally, the Plan allows participants to retain the benefits to which they would have been entitled under the Company’s savings plan except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The Company will make contributions to a rabbi trust to assist in meeting the liabilities of the Plan. A rabbi trust sets aside assets to pay for benefits under a nonqualified plan, but those assets remain subject to claims of Hydril’s general creditors in preference to the claims of plan participants and beneficiaries.

      Other — Substantially all of the Company’s employees in foreign locations are covered by either governmental-sponsored or Company-sponsored benefit plans. The aggregate liabilities and expenses of these foreign plans are not material to the consolidated financial statements.

7.	Stockholders’ Equity

      Common Stock — The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.50 per share, and 32,000,000 shares of class B common stock, par value $.50 per share. At December 31, 2003 and 2002, 16,058,792 and 15,369,638 shares of common stock were issued and outstanding, and 6,757,721 and 7,192,427 shares of class B common stock were issued and outstanding, respectively.

      The holders of class B common stock are entitled to ten votes per share and the holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s stockholders generally, including the election of directors. Holders of common stock have no conversion rights while holders of class B

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock may convert each share of class B common stock into one share of common stock at any time. In addition, shares of class B common stock automatically convert into the same number of shares of common stock if the shares of class B common stock are transferred other than to a holder of class B common stock or a person related to such a holder. All class B common stock will convert into common stock if the outstanding shares of class B common stock represent less than 10% of the combined outstanding shares of class B common stock and common stock.

      Preferred Stock — The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2003 and 2002, there were no shares of preferred stock issued or outstanding.

      Charter Amendment and Change to Capital Stock — In September 2000, the Company amended its charter to increase the authorized number of shares of common stock and preferred stock and create class B common stock. As a result of the charter amendment, each share of common stock then outstanding was automatically converted into one share of class B common stock. Concurrently, the Company also distributed five additional shares of class B common stock for each outstanding share of class B common stock.

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

      Registration Rights Agreement — In connection with the Company’s initial public offering, the Company entered into a registration rights agreement with stockholders holding more than 5% of the Company’s common stock prior to the initial public offering. The registration rights agreement provides such stockholders with, subject to defined restrictions, certain demand, shelf and piggyback rights to require the Company to register the sale of their common stock. The Company is required to pay all expenses incident to its performance or compliance with the registration rights agreement except for underwriting commissions and discounts related to shares of common stock sold by stockholders. The registration rights agreement terminates April 2006. Pursuant to this agreement, in May 2001, 5,234,616 shares of common stock were sold to the public by certain existing stockholders at a price of $26.50 per share pursuant to a registration statement filed by the Company. The selling stockholders held class B common stock which was converted into common stock prior to being sold to the public. Hydril did not receive any proceeds from this offering.

      Rights Agreement — During 2002, the Company’s Board of Directors approved and the Company entered into a Rights Agreement. Under the terms of the Rights Agreement, the Company declared a dividend of one Right for each outstanding share of the Company’s common stock and class B common stock to holders of record as of April 12, 2002.

      The Rights will trade with the Company’s common stock and class B common stock until exercisable. The Rights would be “triggered” and exercisable ten days following a public announcement that a person or group has acquired 15% of the Company’s common stock or voting rights or ten business days after a person or group begins a tender offer that would result in ownership of 15% of the Company’s common stock or voting rights. Once triggered, the Rights would entitle the holders to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $100 per share or, upon the occurrence of certain events, either the Company’s common stock or shares of common stock of an acquiring entity for a payment equal to half of market value.

      The Rights may be redeemed by the Company for $.01 per Right at any time until an acquirer has acquired the level of ownership that “triggers” the Rights Plan. The Rights extend for ten years and will expire on April 9, 2012.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Employee Stock Purchase Plan — The Hydril Company Employee Stock Purchase Plan (the “Stock Purchase Plan”), was implemented November 1, 2000, and 220,000 shares of common stock have been reserved for this plan. Under the Stock Purchase Plan, employees may purchase shares of the Company’s common stock at the lower of 85% of market value at the closing price on the first or last business day of each six-month period beginning on each July 1 and January 1, except that the first offering period was an eight-month period commencing on November 1, 2000 and ending on June 30, 2001. Purchases are limited to 10% of the employee’s regular pay. For the years ended December 31, 2003 and 2002, 11,413 and 12,366 shares respectively, were issued under this plan. In January 2004, an additional 6,195 shares were issued for the offering period June 2003 through December 2003.

8.	Other Comprehensive Loss

      SFAS 130 “Reporting Comprehensive Income” requires minimum pension liability adjustments to be included in other comprehensive income. At December 31, 2003 and 2002, the Company had an unfunded accumulated benefit obligation in excess of the accrued pension expense. Accordingly, for the years ended December 31, 2003 and 2002, ($555,000) and $2,523,000, respectively were recorded in other comprehensive (income) loss net of income tax at a rate of 35%.

9.	Other Income and Expense

      Expenses Incurred Pursuant to Registration Rights Agreement — Other expense for 2001 includes $570,000 in expenses incurred in facilitating the offering of common stock by certain stockholders of the Company in May 2001 (see Note 7).

      Surplus Property Expenses — Other expense for 2003, 2002, and 2001 includes surplus property expenses of $349,000, $360,000 and $518,000, respectively.

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

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the computation of basic and diluted net income per share:

		Weighted	Net
	Net	Average	Income
	Income	Shares	Per Share

	(In thousands except per share data)
For the year ended December 31, 2001
Basic net income	$25,619	22,211	$1.15
Effect of dilutive stock options	—	364	—

Diluted net income	$25,619	22,575	$1.13

For the year ended December 31, 2002
Basic net income	$26,492	22,414	$1.18
Effect of dilutive stock options	—	419	—

Diluted net income	$26,492	22,833	$1.16

For the year ended December 31, 2003
Basic net income	$25,578	22,711	$1.13
Effect of dilutive stock options	—	290	—

Diluted net income	$25,578	23,001	$1.11

11.	Commitments and Contingencies

      Leases — The Company’s lease commitments are principally for operating facilities, vehicles and equipment.

      Obligations for minimum payments under noncancelable operating leases for the years ended December 31 are as follows:

Operating

(In thousands)
2004	$1,788
2005	1,151
2006	487
2007	128
2008	12
Greater than five years	—

Total minimum lease payments	$3,566

      Rental expense was $1,421,000, $1,500,000 and $1,284,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

      Litigation — The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

      The Company has also been identified as a potentially responsible party at a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company does not expect this matter to materially affect its results of operation or financial condition.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value of Financial Instruments

      The Company’s financial instruments at December 31, 2003 and 2002 consisted of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying amounts of these items are a reasonable estimate of their fair values because of the short maturity of such instruments or because their interest rates approximate comparable market rates available to the Company.

      For the year-ended December 31 2002, the Company also had short-term debt. The fair value was determined by discounting cash flows based on contractual maturities at interest rates expected to be available to the Company. The estimated fair value of short-term debt at December 31, 2002 was $30,300,000.

13.	Employee Stock Option Plan

      The Company’s 2000 Incentive Plan (the “2000 Plan”) allows for the granting to officers, employees, and non-employee directors of stock based awards covering a maximum of 1,950,000 shares of common stock.

      During 2003, 189,140 options were granted to officers and key employees for the purchase of common stock. Of these, 185,459 were granted at an exercise price of $27.165 per share and 3,681 were granted at an exercise price of $29.8815 per share. During 2002, 184,000 options were granted to officers and key employees for the purchase of common stock. Of these 160,077 were granted at an exercise price of $25.49, 20,000 were granted at an exercise price of $23.65 and 3,923 were granted at an exercise price of $28.039. During 2001, 518,000 options were granted to officers and key employees. Of these options, 512,808 were granted at an exercise price of $19.275 and 5,192 at an exercise price of $21.202. Options granted to officers and employees under the 2000 plan generally have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.

      Under the 2000 Plan, each nonemployee director is automatically granted nonqualified stock options each year following the annual meeting of stockholders. During 2003, each of the Company’s non-employee directors received a grant of non-qualified stock options to purchase 3,000 shares of common stock for a total of 30,000 shares at an exercise price of $27.165 per share. During 2002, each of the Company’s nonemployee directors received a grant of non-qualified stock options to purchase 2,942 shares of common stock for a total of 26,478 shares at an exercise price of $25.49 per share. Options granted to non-employee directors have a term of ten years, are fully vested upon the completion of one year of service as a non-employee director, have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.

      The Company’s 1999 Stock Option Plan (the “Plan”) provided for the granting of options for the purchase of the Company’s class B common stock to officers and key employees of the Company. Such options vested over a four-year period and are exercisable for a ten-year period. An aggregate of 1,050,000 shares of class B common stock was reserved for grants of which a total of 702,000 shares were awarded. During 2003, the Plan was amended to provide that no further awards were to be made under the Plan.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option activity, and related information for the years ended December 31, 2003 and 2002, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2000	1,172,472	9.48

Granted	535,458	19.65
Exercised	(268,057)	4.43
Forfeited	—	—

Outstanding at December 31, 2001	1,439,873	14.20

Granted	210,478	25.36
Exercised	(223,699)	6.72
Forfeited	—	—

Outstanding at December 31, 2002	1,426,652	$17.02

Granted	213,140	27.21
Exercised	(243,034)	8.11
Forfeited	(56,161)	19.35
Outstanding at December 31, 2003	1,340,597	$20.16

Options exercisable at December 31, 2001	180,569	$11.17
Options exercisable at December 31, 2002	339,406	$15.09
Options exercisable at December 31, 2003	515,523	$17.02

      The following table summarizes information about stock options outstanding as of December 31, 2003:

					Weighted Average
		Weighted Average			Exercise Price of
		Remaining	Weighted Average	Exercisable	Exercisable
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Shares

$ 4.32 - $ 6.02	76,143	5.0	$4.37	76,143	$4.37
15.04 - 18.05	341,738	6.7	17.00	191,898	17.00
18.05 - 21.05	484,608	7.6	19.24	188,240	19.22
21.05 - 24.06	25,192	3.3	23.15	4,000	23.65
$24.06 - $27.07	180,555	8.2	25.49	42,776	25.49
$27.07 - $30.08	232,361	8.9	27.44	12,466	30.08

	1,340,597	7.5	$20.16	515,523	$17.02

      All amounts above have been adjusted for the effects of the stock dividend accounted for as a stock split described in Note 7.

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Plan or the 2000 Plan. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, as amended by AFAS 148, the Company’s net income would have been decreased by $1,827,000, $1,661,000 and $1,018,000 in 2003, 2002 and 2001, respectively.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31

	2003	2002	2001

	(In thousands
	except per share data)
Net income, as reported	$25,578	$26,492	$25,619
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,827)	(1,661)	(1,018)

Proforma net income	$23,751	$24,831	$24,601

Earnings per share:
Basic — as reported	$1.13	$1.18	$1.15
Basic — proforma	$1.05	$1.11	$1.11
Diluted — as reported	$1.11	$1.16	$1.13
Diluted — proforma	$1.03	$1.09	$1.09

      The pro forma fair value of options at the date of the grant was estimated using the Black-Scholes model and the following assumptions:

	2003	2002	2001

Expected life (years)	5.5	6.25	6.25
Interest rate	2.75%	3.18%	4.72%
Volatility	49.83%	50.18%	50.89%
Dividend yield	0%	0%	0%
Weighted-average fair value per share at grant date	$13.12	$13.26	$10.79

      During 2003, the Company granted a total of 76,054 in restricted stock units and shares of restricted stock to officers and key employees. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock units and restricted stock generally lapse over a five year period with sixty percent vesting on the third anniversary of the date of grant and an additional twenty percent vesting on the fourth and fifth anniversary dates of the grant. In the event a grantee terminates employment with the Company, any restricted stock units or restricted stock remaining subject to restrictions are forfeited. During 2003, 800 of these awards were forfeited. Restricted stock and unit awards result in the recognition of deferred compensation. Deferred compensation is a contra-equity account with an offset to additional paid in capital and is amortized to operating expense over the vesting period of the award.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment and Related Information

      In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company has identified the following reportable segments: Premium Connection and Pressure Control.

      Hydril is engaged worldwide in engineering, manufacturing and marketing of premium connection and pressure control products for oil and gas drilling and production. The Company sells its products to steel pipe distributors, major and independent, domestic and international oil and gas companies and drilling contractors. The Company’s products are primarily targeted for use in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh conditions are typical for deepwater, deep-formation and horizontal oil and gas wells.

      The Company’s premium connection segment manufactures premium connections that are used in harsh drilling environments. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Houston, Texas; Westwego, Louisiana; Bakersfield, California; Nisku, Alberta, and Dartmouth, Nova Scotia, Canada; Aberdeen, Scotland; Veracruz, Mexico; Batam, Indonesia; and Port Harcourt and Warri, Nigeria.

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

      Financial data for the Company’s business segments for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenue
Premium Connection	$110,270	$127,116	$138,887
Pressure Control	101,747	114,408	100,674

Total	$212,017	$241,524	$239,561

Operating income (loss)
Premium Connection	$27,611	$36,721	$31,476
Pressure Control	20,261	19,721	21,168
Corporate Administration	(13,709)	(12,117)	(10,314)

Total	$34,163	$44,325	$42,330

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Depreciation and amortization
Premium Connection	$7,367	$6,686	$5,799
Pressure Control	2,769	2,394	1,778
Corporate Administration	1,764	1,747	1,630

Total	$11,900	$10,827	$9,207

Capital expenditures
Premium Connection	$3,699	$9,601	$18,741
Pressure Control	3,548	7,138	9,169
Corporate Administration	1,311	1,189	1,615

Total	$8,558	$17,928	$29,525

Total assets
Premium Connection	$98,071	$103,822	$103,583
Pressure Control	73,375	74,394	72,244
Corporate Administration	93,106	99,992	116,344

Total	$264,552	$278,208	$292,171

Revenue
United States	$132,960	$148,857	$139,681
Canada and Mexico	35,355	34,008	36,180

Subtotal North America	168,315	182,865	175,861

Eastern hemisphere	43,702	58,659	63,700

Total	$212,017	$241,524	$239,561

Long-lived assets
United States	$83,447	$86,035	$82,945
Canada and Mexico	15,961	14,959	11,149

Subtotal North America	$99,408	$100,994	$94,094

Eastern hemisphere	11,288	10,943	10,258

Total	$110,696	$111,937	$104,352

      For the year ended December 31, 2003, revenue from one customer of the Company’s pressure control segment represented 13% of the Company’s consolidated revenue and revenue from one customer of the Company’s premium connection segment represented 11% of the Company’s consolidated revenue. For the year ended December 31, 2002, revenue from one customer of the Company’s pressure control segment represented 12% of the Company’s consolidated revenue.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenue	$57,338	$54,551	$50,243	$49,885
Gross profit	22,299	21,610	18,799	19,185
Operating income	10,328	9,688	6,167	7,980
Net income	6,463	6,163	7,726 (1)	5,226
Net income per share:
Basic	$0.29	$0.27	$0.34	$0.23
Diluted	$0.28	$0.27	$0.34	$0.23

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenue	$58,055	$64,068	$62,133	$57,268
Gross profit	20,730	23,991	23,627	22,322
Operating income	9,530	12,012	12,537	10,246
Net income	5,599	7,345	6,939 (2)	6,609
Net income per share:
Basic	$0.25	$0.33	$0.31	$0.29
Diluted	$0.25	$0.32	$0.30	$0.29

(1)	Includes a research and experimentation tax credit of $3,705,000 related to qualified spending for the ten-year period from 1992 through 2001.

(2)	Includes a $1,215,000 pre-tax make-whole premium attributable to the Company’s prepayment of $30,000,000 on its senior unsecured notes during the third quarter of 2002.

16.	Recent Accounting Pronouncements

      In December 2003, we adopted SFAS No. 132 (Revised 2003), “Employees’ Disclosures about Pensions and Other Post Retirement Benefits.” The statement requires additional disclosures relating to pensions and other post-retirement benefits, which we have included in Note 6.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvements and Modernization Act of 2003” (“FAS 106-1”), which is effective for us as of December 31, 2003 and permits a one-time election to defer accounting for the effects of the Act. In accordance with FAS 106-1, we have elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligations or net periodic postretirement cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. However, we believe the effect of the Act will not be material to our future results of operations and financial condition.

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure of those effects in interim financial information. Additionally, the statement requires new disclosures about the effect of stock-based employee compensation on reported results and specifies the form, content, and location of those disclosures. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure only provisions of SFAS 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25. See Note 13 for additional information.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 required that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, “Reporting the Results of Operations-

HYDRIL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, unless the debt extinguishment meets the “unusual in nature and infrequency of occurrence” criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company’s early adoption of SFAS 145, effective July 1, 2002, had no material impact on the results of operations or financial condition.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2003, and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

      Except as indicated below, information with respect to the following items is incorporated by reference to Hydril’s definitive 2003 Annual Meeting Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 18, 2004.

Item 10.	Directors and Executive Officers of the Registrant

      Pursuant to General Instruction G to Form 10-K, the information regarding the Registrant’s executive officers called for by Part III Item 10 is set forth in at the end of Part I herein under the caption “Item S-K 401(b) — Executive Officers of the Registrant.” The other information required by this item will be set forth under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which sections are incorporated herein by reference.

      Hydril’s code of ethics, known as its Code of Business Conduct and Ethics, applies to all officers and employees of Hydril, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Business Conduct and Ethics satisfies the requirements for a code of ethics under Item 406 of Regulation S-K. Hydril intends to post its Code of Business Conduct and Ethics on its website, www.hydril.com <http://www.hydril.com>, in the near future. Pending its availability on the website, a copy of the Code of Business Conduct and Ethics may be obtained, free of charge, by making a request in writing to the Corporate Secretary, Hydril Company 3300 North Sam Houston Parkway East, Houston, Texas 77032-3411. In addition, Hydril intends to satisfy the disclosure requirements of Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to Hydril’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on its website, www.hydril.com.

Item 11.	Executive Compensation

      The information required by this item will be set forth under the captions “Election of Directors — Compensation of Directors”, “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” in the Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information required by this item will be set forth under the caption “Independent Public Accountants” in the Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

3. Exhibits

Exhibit No.

3.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).
3.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
4.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
4.2*	—	Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.1*	—	Loan Agreement dated as of June 30, 2003 among Hydril Company, Banc One Capital Markets, Inc. and Bank One, NA. (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2003).
10.2*†	—	Employment Agreement with Neil Russell dated October 1, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2002).
10.3*†	—	Hydril Company 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.4*†	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.5†	—	Amendment to Hydril Company 2000 Incentive Plan.
10.6*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

Exhibit No.

10.7*†	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.8*†	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).
10.9*†	—	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the year-ended December 31, 2001).
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Deloitte & Touche LLP.
24.1	—	Powers of Attorney.
31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2	—	Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

†	Denotes management compensatory plan or agreement.

      Reports on Form 8-K:

On October 29, 2003, we submitted a report on Form 8-K furnishing pursuant to Items 9 and 12 the news release issued by Hydril Company dated October 28, 2003. Pursuant to Item 7, we attached the news release as an exhibit to the report.

On December 18, 2003, we submitted a report on Form 8-K furnishing pursuant to Items 9 the news release issued by Hydril Company dated December 17, 2003. Pursuant to Item 7, we attached the news release as an exhibit to the report.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

HYDRIL COMPANY

By:	/s/ MICHAEL C. KEARNEY

Michael C. Kearney
Chief Financial Officer and
Vice President — Finance
(Authorized officer and principal accounting
and financial officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 9th day of March 2004.

Signature	Title

/s/ CHRISTOPHER T. SEAVER Christopher T. Seaver	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL C. KEARNEY Michael C. Kearney	Chief Financial Officer and Vice President — Administration (Authorized Officer and Principal Accounting and Financial Officer)

* Richard C. Seaver	Chairman of the Board

* Richard A. Archer	Director

* Jerry S. Cox	Director

* Roger Goodan	Director

* Gordon T. Hall	Director

* Kenneth S. McCormick	Director

* Patrick T. Seaver	Director

Signature		Title

* T. Don Stacy		Director

* Lew O. Ward		Director

By:	/s/ CHRISTOPHER T. SEAVER Christopher T. Seaver Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.

3.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).
3.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
4.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
4.2*	—	Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.1*	—	Loan Agreement dated as of June 30, 2003 among Hydril Company, Banc One Capital Markets, Inc. and Bank One, NA. (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2003).
10.2*†	—	Employment Agreement with Neil Russell dated October 1, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2002).
10.3*†	—	Hydril Company 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.4*†	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.5†	—	Amendment to Hydril Company 2000 Incentive Plan.
10.6*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.7*†	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10.8*†	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).
10.9*†	—	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the year-ended December 31, 2001).
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Deloitte & Touche LLP.
24.1	—	Powers of Attorney.
31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2	—	Certification by Michael C. Kearney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

†	Denotes management compensatory plan or agreement.