Form 10-Q
period 2004-03-31
HYDRIL CO
filed 2004-05-06
CIK 1116030

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Shares outstanding at April 30, 2004:

Common stock, $.50 par value, 16,153,841 shares outstanding

Class B common stock, $.50 par value, 6,726,578 shares outstanding

HYDRIL COMPANY

* * *

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under “RISK FACTORS” in Item 2 of this report and in Hydril Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the impact of geo-political and other events affecting international markets and trade, Hydril’s ability to remain on the leading edge of technology in its products and maintain and increase its market share, the impact of international and domestic trade laws, the loss of or change to distribution methods of premium connections in the U.S. and Canada, overcapacity in the pressure control industry, and high fixed costs that could affect the pricing of Hydril’s products. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.

These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31, 2004	December 31, 2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$62,315	$54,139
Investments	7,922	6,831
Receivables:
Trade, less allowance for doubtful accounts: 2004, $1,092; 2003, $1,127	39,154	34,886
Contract costs and estimated earnings in excess of billings	2,606	4,366
Other	1,496	1,842

Total receivables	43,256	41,094

Inventories:
Finished goods	23,157	24,190
Work-in-process	6,038	5,320
Raw Materials	6,457	6,906

Total inventories	35,652	36,416

Deferred tax asset	9,093	9,095
Other current assets	4,579	4,422

Total current assets	162,817	151,997

PROPERTY:
Land and improvements	21,132	21,021
Buildings and equipment	53,449	53,217
Machinery and equipment	160,802	163,574
Construction-in-progress	4,826	2,106

Total	240,209	239,918
Less accumulated depreciation and amortization	(136,897)	(134,871)

Property, net	103,312	105,047

OTHER LONG-TERM ASSETS:
Investments	952	958
Deferred tax asset	1,106	901
Other assets	5,625	5,649

TOTAL	$273,812	$264,552

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31, 2004	December 31, 2003
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$13,359	$13,481
Billings in excess of contract costs and estimated earnings	453	487
Accrued liabilities	16,927	17,184
Income taxes payable	4,722	4,350

Total current liabilities	35,461	35,502

LONG-TERM LIABILITIES:
Deferred tax liability	141	140
Other	12,309	11,900

Total long-term liabilities	12,450	12,040

CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock-authorized 75,000,000 shares of $.50 par value; 16,153,841 and 16,058,792 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	8,077	8,029
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 6,726,578 and 6,757,721 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	3,363	3,379
Additional paid in capital	50,152	49,312
Retained earnings	167,933	160,059
Deferred compensation	(1,656)	(1,801)
Accumulated other comprehensive loss	(1,968)	(1,968)

Total stockholders’ equity	225,901	217,010

TOTAL	$273,812	$264,552

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2004	2003
REVENUE	$57,497	$57,338
COST OF SALES	35,147	35,039

GROSS PROFIT	22,350	22,299

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	2,917	3,666
Sales and marketing	4,115	3,998
General and administration	4,861	4,307

Total	11,893	11,971

OPERATING INCOME	10,457	10,328
INTEREST EXPENSE	—	(555)
INTEREST INCOME	184	250
OTHER INCOME (EXPENSE)	(105)	(80)

INCOME BEFORE INCOME TAXES	10,536	9,943
PROVISION FOR INCOME TAXES	2,662	3,480

NET INCOME	$7,874	$6,463

NET INCOME PER SHARE:
BASIC	$0.34	$0.29

DILUTED	$0.34	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	22,847,662	22,593,902
DILUTED	23,137,955	22,944,120

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,874	$6,463

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred compensation	96	—
Depreciation	3,106	2,889
Deferred income taxes	(206)	782
Provision for doubtful accounts	70	104
Change in operating assets and liabilities:
Receivables	(3,992)	434
Contract costs and estimated earnings in excess of billings	1,760	(3,185)
Inventories	764	1,590
Other current and noncurrent assets	72	368
Accounts payable	(122)	(22)
Billings in excess of contract costs and estimated earnings	(34)	222
Accrued liabilities	(257)	(5,934)
Income taxes payable	372	(64)
Other long-term liabilities	409	810

Net cash provided by operating activities	9,912	4,457

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(3,692)	(9,591)
Proceeds from held-to-maturity investments	2,607	5,657
Capital expenditures	(1,402)	(1,803)

Net cash used in investing activities	(2,487)	(5,737)
NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	126	102
Net proceeds from exercise of stock options	625	255

Net cash provided by financing activities	751	357
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,176	(923)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,139	61,590

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,315	$60,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$523
Income taxes paid:
Domestic	780	—
Foreign	1,119	2,581

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

Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year.

Note 2 — Product Warranty Liability

The changes in the aggregate product warranty liability is as follows for the three months ended March 31:

	Three Months Ended March 31,
(in thousands)	2004	2003
Beginning balance	$2,194	$3,274
Claims paid	(166)	(412)
Additional warranty charged to expense	150	50

Ending balance	$2,178	$2,912

Note 3 — LONG-TERM CONTRACTS

The components of long-term contracts as of March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Costs and estimated earnings on uncompleted contracts	$37,684	$34,682
Less: billings to date	(35,531)	(30,803)

Excess of costs and estimated earnings over billings	$2,153	$3,879

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$2,606	$4,366
Billings in excess of contract costs and estimated earnings	(453)	(487)

Total	$2,153	$3,879

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

Note 5 — LINES OF CREDIT

At March 31, 2004, the Company had available $20,000,000 in total committed unsecured revolving lines of credit, which extend through June 30, 2005. Of this, $15,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Under both the domestic and foreign lines, the Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At March 31, 2004, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios. The Company was in compliance with these covenants at March 31, 2004. The foreign line does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit.

The terms of the Company’s credit facilities allow for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At March 31, 2004 there was approximately $408,000 outstanding in letters of credit.

Note 6 — INCOME TAXES

During the quarter ended March 31, 2004, the Company completed a research and experimentation tax study which resulted in a $920,000 credit to the Company’s income tax provision. The research and experimentation tax credit covers qualified spending for the two-year period from 2002 through 2003. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from this type of tax credit. Expenses of $125,000 associated with the study are included in general and administrative expenses for the quarter.

Note 7 — EARNINGS PER SHARE

The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of restricted stock and restricted stock units, less the number of treasury shares from the proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended March 31, 2004 and 2003 were 22,847,662 and 22,593,902, respectively. Dilutive weighted average shares outstanding for the three months ended March 31, 2004 and 2003 were 23,137,955 and 22,944,120, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(in thousands except per share data)	2004	2003
Net income, as reported	$7,874	$6,463
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(350)	(448)

Proforma net income	$7,524	$6,015

Earnings per share:
Basic-as reported	$0.34	$0.29
Basic-proforma	$0.33	$0.27
Diluted-as reported	$0.34	$0.28
Diluted-proforma	$0.33	$0.26

Note 9 — SEGMENT AND RELATED INFORMATION

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has identified the following reportable segments: Premium Connection and Pressure Control.

The Company’s premium connection segment manufactures premium connections that are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deepwater, deep-formation and horizontal or highly deviated wells. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Houston, Texas; Westwego, Louisiana; Bakersfield, California; Nisku, Alberta, and Dartmouth, Nova Scotia, Canada; Aberdeen, Scotland; Veracruz, Mexico; Batam, Indonesia; and Port Harcourt and Warri, Nigeria.

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

The accounting policies of the segments are the same as those described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2003 filed with the Securities and

Exchange Commission. The Company evaluates segment performance based on operating income or loss.

Financial data for the business segments for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
(in thousands)	2004	2003
Revenue
Premium Connection	$33,425	$31,445
Pressure Control	24,072	25,893

Total	$57,497	$57,338

Operating income (loss)
Premium Connection	$9,397	$8,206
Pressure Control	4,786	5,261
Corporate Administration	(3,726)	(3,139)

Total	$10,457	$10,328

Depreciation expense
Premium Connection	$1,905	$1,783
Pressure Control	720	677
Corporate Administration	481	429

Total	$3,106	$2,889

Capital expenditures
Premium Connection	$786	$624
Pressure Control	499	885
Corporate Administration	117	294

Total	$1,402	$1,803

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Hydril’s historical results of operations and financial condition should be read in conjunction with Hydril’s unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in Hydril’s Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

Hydril Company is engaged worldwide in engineering, manufacturing and marketing premium connection and pressure control products used for oil and gas drilling and production. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Our premium connections are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deep-formation, deepwater and horizontal or highly deviated wells. Our pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance of oil and gas wells in these same environments. We also provide aftermarket replacement parts, repair and field services for our installed base of pressure control equipment. These products and services are required on a recurring basis because of the impact on original equipment from the extreme conditions in which pressure control products are used.

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

Average U.S. Rig Count Over 15,000 ft Target Depth (1)		Average Gulf of Mexico Rig Count Over 1,500 ft Water Depth (2)
Quarter Ended	Number of Rigs	Number of Rigs
03/31/03	126	25
06/30/03	131	26
09/30/03	153	23
12/31/03	162	20
03/31/04	170	20

Average Worldwide Offshore Rig Count (3)		Average U.S. Total Rig Count (4)
Quarter Ended	Number of Rigs	Number of Rigs
03/31/03	324	901
06/30/03	343	1,028
09/30/03	339	1,088
12/31/03	346	1,109
03/31/04	337	1,118

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rig count calculated by Hydril using month-end data provided by ODS-Petrodata Group.

(3)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and therefore excludes the Former Soviet Union and China.

(4)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue

Total revenue increased $0.2 million, to $57.5 million for the three months ended March 31, 2004 compared to $57.3 million for the three months ended March 31, 2003. Our premium connection revenue increased $2.0 million, or 6%, to $33.4 million for the three months ended March 31, 2004 compared to $31.4 million for the prior year period. This increase was primarily the result of higher demand in certain international markets, primarily Latin America, and in North America due to higher levels of drilling activity. Pressure control revenue decreased $1.8 million, or 7%, to $24.1 million for the three months ended March 31, 2004 compared to $25.9 million for the same period in 2003. Pressure control capital equipment revenue decreased 34% primarily due to lower revenue from projects that are complete or nearing completion, consistent with the low level of new rig construction and refurbishment in the industry. This decrease was partially offset by a 20% increase in aftermarket pressure control revenue, primarily overhaul and repair activity, due to an increase in the total U.S. and worldwide offshore rig counts.

Gross Profit

Gross profit was $22.4 million for the three months ended March 31, 2004 compared to $22.3 million for the prior year period. Gross profit in our premium connection segment increased over the prior year quarter due to higher demand which led to higher plant utilization and accordingly lower manufacturing costs. Pressure control gross profit decreased from the prior year period due to a decline in capital equipment sales and an increase in lower-margin repair and service sales, which were partially offset by an increase in higher-margin spare part sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2004 were $11.9 million compared to $12.0 million for the prior year quarter. Higher administrative costs in the first quarter of 2004 were partially offset by lower engineering expenses compared to the prior year quarter. As a percentage of sales, selling, general, and administrative expenses were 21% for both the first quarter of 2004 and the corresponding prior year period.

Operating Income

Operating income increased $0.2 million to $10.5 million for the three months ended March 31, 2004 compared to $10.3 million for the same period in 2003. Operating income for our premium connection segment increased $1.2 million to $9.4 million for the first quarter of 2004 from $8.2 million for the first quarter of 2003. Operating income for our pressure control segment decreased $0.5 million to $4.8 million for the quarter ended March 31, 2004 compared to the same period in 2003. Corporate and administrative expenses were $3.7 million for the three months ended March 31, 2004 compared to $3.1 million for the prior year period due to higher administrative expenses.

Interest Expense

There was no interest expense for the three months ended March 31, 2004 compared to $0.6 million for the prior year period. During the second quarter of 2003, our remaining debt of $30.0 million was repaid.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2004 was $2.7 million compared to $3.5 million for the same period in 2003. The decrease is primarily the result of a research and experimentation tax credit of $0.9 million recorded in the 2004 period. The research and experimentation tax credit covers qualified spending for the two-year period from 2002 to 2003. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from this type of tax credit. Expenses of $125,000 associated with the tax credit study are included in general and administrative expenses for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we have available $20 million in committed revolving credit facilities.

Operating Activities

For the three months ended March 31, 2004, cash provided by operating activities was $9.9 million primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects. Cash provided by operating activities was $4.5 million for the three months ended March 31, 2003 primarily due to earnings and contractual cash payments received from customers on capital equipment long-term projects, which was partially offset by higher working capital requirements.

Investing Activities

Net cash used in investing activities was $2.5 million for the three months ended March 31, 2004 compared to $5.7 million for the three months ended March 31, 2003. Capital spending for the three months ended March 31, 2004 of $1.4 million included $0.5 million for our pressure control segment and $0.8 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $0.1 million for general corporate purposes. Capital spending for the three months ended March 31, 2003 of $1.8 million included $0.9 million for our pressure control segment and $0.6 million for our premium connection segment primarily to support manufacturing operations, and $.3 million for general corporate purposes.

Credit Facilities

We have two unsecured revolving lines of credit for working capital requirements that provide up to $20.0 million in total committed revolving credit borrowings through June 30, 2005. Of these, $15.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on our leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At March 31, 2004, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios. At March 31, 2004, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.

The terms of the Company’s credit facilities allow for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At March 31, 2004 there was approximately $0.4 million outstanding in letters of credit.

Backlog

The pressure control capital equipment backlog was $11.9 million at March 31, 2004, $11.5 million at December 31, 2003 and $23.3 million at March 31, 2003. The decrease from March 31, 2003 was the result of work completed and revenue recognized on several large long-term capital equipment project orders and no new substantial project orders having been received. Substantially all of the remaining revenue from projects currently in backlog is expected to be recorded by the end of 2004. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2003 filed with the Securities and Exchange Commission. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. The policies we consider to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows are described under “CRITICAL ACCOUNTING POLICIES” in Item 7 of our Annual Report on Form 10-K for the year-ended December 31, 2003.

RISK FACTORS

You should consider carefully the following risk factors and all other information contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year-ended December 31, 2003. Any of the following risks could impair our business, financial condition and operating results.

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

For example, while we have invested significant amounts in the development of new technologies, such as advanced composite tubing and subsea mudlift drilling, demand for these products may be limited for various reasons. In the case of subsea mudlift drilling, due in part to the cost to implement the technology, we do not anticipate any customer orders for the product in the near future. In addition, there are other groups of companies in our industry that are also developing competing technologies for deepwater drilling, and they may be ahead of us in completing development of their technology or develop more cost effective competing products.

If we are unable to successfully commercialize subsea mudlift drilling, commercialize our advanced composite tubing or successfully implement other technological or R&D type activities, our growth prospects may be reduced and the level of our future revenue may be materially and adversely affected. In addition, we would be required to write-off any capitalized investment in a product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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

Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Charles E. Jones, our Executive Vice President and Chief Operating Officer, Neil G. Russell, our Senior Vice President-Premium Connections and Senior Vice President-Business Development, Chuck Chauviere-Vice President-Pressure Control, and Chris D. North, Secretary, Controller and Acting Chief Financial Officer. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

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

We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are or have been used for industrial purposes for many years. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, including property owned or leased by us now or in the past or third party sites to which we sent waste for disposal. We also could become subject to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. See Note 4 “CONTINGENCIES” in Item 1 of this report for more information regarding environmental contingencies.

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

Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes since December 31, 2003 in the Company’s exposure to market risk.

Part I, Item 4: Controls and Procedures

Hydril’s Chief Executive Officer and Acting Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2004, and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:

31.1	—Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—Certification by Chris D. North, Acting Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

—Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2

—Certification by Chris D. North, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Reports on Form 8-K:

On February 3, 2004, we submitted a report on Form 8-K furnishing pursuant to Items 9 and 12 the news release issued by Hydril Company dated February 2, 2004. Pursuant to Item 7, we attached the news release as an exhibit to the report.

On March 16, 2004, we submitted a report on Form 8-K furnishing pursuant to Item 9 the news release issued by Hydril Company dated March 15, 2004. Pursuant to Item 7, we attached the news release as an exhibit to the report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: May 5, 2004	By:	/s/ CHRIS D. NORTH

Chris D. North Acting Chief Financial Officer (Authorized officer and principal accounting and financial officer)