Form 10-Q
period 2004-06-30
HYDRIL CO
filed 2004-08-06
CIK 1116030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   X    No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at August 2, 2004:

Common stock, $.50 par value, 16,473,391 shares outstanding

Class B common stock, $.50 par value, 6,546,913 shares outstanding

HYDRIL COMPANY

INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets—June 30, 2004 (unaudited) and December 31, 2003	3
Unaudited Consolidated Statements of Operations—For the Three and Six Months Ended June 30, 2004 and 2003	5
Unaudited Consolidated Statements of Cash Flows—For the Six Months Ended June 30, 2004 and 2003	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
PART II—OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 6. Exhibits and Reports on Form 8-K	37
Form of 2004 Director's Deferred Share Unit Agmt
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

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

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$73,250	$54,139
Investments	12,055	6,831
Receivables:
Trade, less allowance for doubtful accounts: 2004, $1,058; 2003, $1,127	38,329	34,886
Contract costs and estimated earnings in excess of billings	4,081	4,366
Other	3,130	1,842

Total receivables	45,540	41,094

Inventories:
Finished goods	21,156	24,190
Work-in-process	6,527	5,320
Raw Materials	6,044	6,906

Total inventories	33,727	36,416

Deferred tax asset	7,491	9,095
Other current assets	3,503	4,422

Total current assets	175,566	151,997

PROPERTY:
Land and improvements	21,150	21,021
Buildings and equipment	53,583	53,217
Machinery and equipment	162,882	163,574
Construction-in-progress	3,417	2,106

Total	241,032	239,918
Less accumulated depreciation and amortization	(139,493)	(134,871)

Property, net	101,539	105,047

OTHER LONG-TERM ASSETS:
Investments	—	958
Deferred tax asset	1,820	901
Other assets	7,030	5,649

TOTAL	$285,955	$264,552

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30,	December, 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$13,733	$13,481
Billings in excess of contract costs and estimated earnings	709	487
Accrued liabilities	17,752	17,184
Income taxes payable	4,124	4,350

Total current liabilities	36,318	35,502

LONG-TERM LIABILITIES:
Deferred tax liability	135	140
Other	12,410	11,900

Total long-term liabilities	12,545	12,040

CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock-authorized 75,000,000 shares of $.50 par value; 16,422,226 and 16,058,792 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	8,211	8,029
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 6,560,913 and 6,757,721 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	3,280	3,379
Additional paid in capital	54,549	49,312
Retained earnings	176,956	160,059
Deferred compensation	(3,936)	(1,801)
Accumulated other comprehensive loss	(1,968)	(1,968)

Total stockholders’ equity	237,092	217,010

TOTAL	$285,955	$264,552

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE	$62,905	$54,551	$120,402	$111,889
COST OF SALES	36,834	32,941	71,981	67,980

GROSS PROFIT	26,071	21,610	48,421	43,909

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	2,871	3,349	5,788	7,015
Sales and marketing	4,582	4,168	8,697	8,166
General and administration	5,250	4,405	10,111	8,712

Total	12,703	11,922	24,596	23,893

OPERATING INCOME	13,368	9,688	23,825	20,016
INTEREST EXPENSE	—	(546)	—	(1,101)
INTEREST INCOME	170	226	354	476
OTHER INCOME (EXPENSE)	132	112	27	32

INCOME BEFORE INCOME TAXES	13,670	9,480	24,206	19,423
PROVISION FOR INCOME TAXES	4,647	3,317	7,309	6,797

NET INCOME	$9,023	$6,163	$16,897	$12,626

NET INCOME PER SHARE:
BASIC	$0.39	$0.27	$0.74	$0.56

DILUTED	$0.39	$0.27	$0.73	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	22,913,096	22,685,637	22,880,553	22,637,244
DILUTED	23,258,520	23,019,217	23,190,522	22,969,513

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,897	$12,626

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred compensation	238	35
Depreciation	6,205	5,814
Deferred income taxes	685	325
Provision for doubtful accounts	(85)	45
Gain on sale of real estate not used in operations	—	(104)
Change in operating assets and liabilities:
Receivables	(4,646)	1,730
Contract costs and estimated earnings in excess of billings	285	(1,656)
Inventories	2,689	3,031
Other current and noncurrent assets	489	973
Accounts payable	252	(1,130)
Billings in excess of contract costs and estimated earnings	222	(1,442)
Accrued liabilities	568	(5,848)
Income taxes payable	(226)	2,085
Other long-term liabilities	510	692

Net cash provided by operating activities	24,083	17,176

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(10,435)	(13,146)
Proceeds from held-to-maturity investments	6,169	12,230
Capital expenditures	(2,986)	(3,915)
Other, net	—	(1,096)

Net cash used in investing activities	(7,252)	(5,927)
NET CASH FROM FINANCING ACTIVITIES:
Repayment of debt		(30,000)
Net proceeds from issuance of common stock	126	102
Net proceeds from exercise of stock options	2,154	1,222

Net cash provided by (used in) financing activities	2,280	(28,676)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,111	(17,427)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,139	61,590

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,250	$44,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$1,039
Income taxes paid:
Domestic	2,530	—
Foreign	3,565	3,203

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

     Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

Note 2 — Product Warranty Liability

     The changes in the aggregate product warranty liability is as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Beginning balance	$2,178	$2,912	$2,192	$3,274
Claims paid	(129)	(424)	(294)	(836)
Additional warranty charged to expense	—	(284)	151	(234)

Ending balance	$2,049	$2,204	$2,049	$2,204

Note 3 — LONG-TERM CONTRACTS

     The components of long-term contracts as of June 30, 2004 and December 31, 2003 consist of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Costs and estimated earnings on uncompleted contracts	$18,394	$34,682
Less: billings to date	(15,022)	(30,803)

Excess of costs and estimated earnings over billings	$3,372	$3,879

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$4,081	$4,366
Billings in excess of contract costs and estimated earnings	(709)	(487)

Total	$3,372	$3,879

Note 4 — CONTINGENCIES

     The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company has been identified as a potentially responsible party at a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company continues to believe this matter will not materially affect its results of operation or financial condition.

Note 5 —LINES OF CREDIT

     At June 30, 2004, the Company had $20,000,000 in total committed unsecured revolving lines of credit, which extend through June 30, 2005. Of this, $15,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Under both the domestic and foreign lines, the Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At June 30, 2004, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios.

The Company was in compliance with these covenants at June 30, 2004. The foreign line does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit.

     The terms of the Company’s credit facilities allow for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At June 30, 2004 there was approximately $532,000 outstanding in letters of credit.

Note 6 — EARNINGS PER SHARE

     The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of restricted stock and restricted stock units, less the number of treasury shares from the assumed exercise proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended June 30, 2004 and 2003 were 22,913,096 and 22,685,637, respectively, while for the six months ended June 30, 2004 and 2003 were 22,880,553 and 22,637,244, respectively. Dilutive weighted average shares outstanding for the three months ended June 30, 2004 and 2003 were 23,258,520 and 23,019,217, respectively, while for the six months ended June 30, 2004 and 2003 were 23,190,522 and 22,969,513, respectively.

     The following table summarizes the computation of basic and diluted net income per share:

		Weighted	Net
		Average	Income
(in thousands except per share data)	Net Income	Shares	Per Share
Three months ended June 30, 2004
Basic net income	$9,023	22,913	$0.39
Effect of dilutive stock options	—	345	—

Diluted net income	$9,023	23,258	$0.39

Three months ended June 30, 2003
Basic net income	$6,163	22,686	$0.27
Effect of dilutive stock options	—	333	—

Diluted net income	$6,163	23,019	$0.27

Six months ended June 30, 2004

		Weighted	Net
		Average	Income
(in thousands except per share data)	Net Income	Shares	Per Share
Basic net income	$16,897	22,881	$0.74
Effect of dilutive stock options	—	310	—

Diluted net income	$16,897	23,191	$0.73

Six months ended June 30, 2003
Basic net income	$12,626	22,637	$0.56
Effect of dilutive stock options	—	333	—

Diluted net income	$12,626	22,970	$0.55

Note 7 — STOCK-BASED COMPENSATION

     On June 1, 2004, the Company granted stock options to officers and key employees for the purchase of 202,800 shares of the Company’s common stock at an exercise price of $28.79 per share. The exercise price is the mean between the highest and lowest sales price per share of the Company’s common stock as reported by the Nasdaq Stock Market on the date of grant. These options have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.

     In addition, on June 1, 2004 each of the Company’s non-employee directors received a grant of non-qualified stock options to purchase 3,000 shares of common stock as provided under the Company’s 2000 Incentive Plan, for a total of options to purchase 24,000 shares. These options were granted at an exercise price of $28.79 per share, have a term of ten years, are fully vested upon the completion of one year of service, and are exercisable in cumulative annual installments of one-third each beginning on the first anniversary of the date of grant.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands except per share data)	2004	2003	2003	2003
Net income, as reported	$9,023	$6,163	$16,897	$12,626
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(534)	(466)	(883)	(899)

Proforma net income	$8,489	$5,697	$16,014	$11,727

Earnings per share:
Basic-as reported	$0.39	$0.27	$0.74	$0.56
Basic-proforma	$0.37	$0.25	$0.70	$0.52
Diluted-as reported	$0.39	$0.27	$0.73	$0.55
Diluted-proforma	$0.36	$0.25	$0.69	$0.51

     On June 1, 2004, the Company granted a total of 78,500 restricted stock units to officers and key employees. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock units lapse over a five year period with sixty percent of the units vesting on the third anniversary of the date of grant and twenty percent vesting on each of the fourth and fifth anniversary dates of the grant. In the event a grantee terminates employment with the Company, any restricted stock units remaining subject to restrictions are forfeited. Restricted unit awards result in the recognition of deferred compensation. Deferred compensation is a contra-equity account with an offset to additional paid in capital and is amortized to operating expense over the vesting period of the award.

     Additionally, on June 1, 2004 each of the Company’s non-employee directors received a grant of 2,500 deferred share units, for a total of 20,000 units. Each deferred share unit represents one hypothetical share of common stock. The deferred share units vest and become payable three years from the date of grant if the director remains a member of the Company’s Board of Directors at such time, or earlier under specified circumstances. Upon vesting, the deferred share units are settled in cash at the fair market value of common stock on a one-for-one basis.

Note 8 — EMPLOYEE BENEFITS

     The Company has a defined benefit plan and post retirement health and life benefits which are described in detail in Note 6 “EMPLOYEE BENEFITS” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2003 filed with the Securities and Exchange Commission. The table below shows the amount of estimated net periodic benefit costs under each plan for the three and six months ended June 30:

			Post Retirement
			Health and Life
	Defined Benefit Plan		Benefits
	Three Months		Three Months
	Ended June 30,		Ended June 30,
(in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost Service cost	$—	$—	$14	$14
Interest cost	453	437	82	101
Expected return on plan assets	(441)	(439)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	—	32	—	—
Amortization of transition obligation	—	—	—	—

Net periodic cost	$16	$34	$(26)	$(7)

			Post Retirement
			Health and Life
	Defined Benefit Plan		Benefits
	Six Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost Service cost	$—	$—	$27	$28
Interest cost	905	874	163	202
Expected return on plan assets	(882)	(878)	—	—
Amortization of prior service cost (benefit)	8	8	(244)	(244)
Amortization of net loss	—	65	—	—
Amortization of transition obligation	—	—	—	—

Net periodic cost	$31	$69	$(54)	$(14)

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

     Financial data for the business segments for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Revenue
Premium Connection	$39,564	$28,057	$72,989	$59,502
Pressure Control	23,341	26,494	47,413	52,387

Total	$62,905	$54,551	$120,402	$111,889

Operating income (loss)
Premium Connection	$12,778	$7,230	$22,175	$15,436
Pressure Control	4,491	5,803	9,277	11,064
Corporate Administration	(3,901)	(3,345)	(7,627)	(6,484)

Total	$13,368	$9,688	$23,825	$20,016

Depreciation expense
Premium Connection	$1,901	$1,808	$3,806	$3,591
Pressure Control	723	685	1,443	1,362
Corporate Administration	475	432	956	861

Total	$3,099	$2,925	$6,205	$5,814

Capital expenditures
Premium Connection	$1,169	$1,171	$1,955	$1,795
Pressure Control	273	707	772	1,592
Corporate Administration	142	234	259	528

Total	$1,584	$2,112	$2,986	$3,915

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

Average		Average
U.S. Rig Count		Gulf of Mexico Rig Count
Over 15,000 ft Target Depth (1)		Over 1,500 ft Water Depth (2)
Quarter	Number	Number
Ended	of Rigs	of Rigs
06/30/03	131	26
09/30/03	153	23
12/31/03	162	20
03/31/04	170	20
06/30/04	164	20

Average
Worldwide Offshore		U.S. Total
Rig Count (3)		Rig Count (4)
Quarter	Number	Number
Ended	of Rigs	of Rigs
06/30/03	343	1,028
09/30/03	339	1,088
12/31/03	346	1,109
03/31/04	337	1,118
06/30/04	349	1,164

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rig count calculated by Hydril using month-end data provided by ODS-Petrodata Group.

(3)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and therefore excludes the Former Soviet Union and China.

(4)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND
2003

Revenue

     Total revenue increased $8.3 million, to $62.9 million for the three months ended June 30, 2004 compared to $54.6 million for the three months ended June 30, 2003. Our premium connection revenue increased $11.5 million, or 41%, to $39.6 million for the three months ended June 30, 2004 compared to $28.1 million for the prior year period. This increase was primarily the result of higher demand in certain international markets, primarily Latin America, and in North America due to higher levels of drilling activity. Pressure control revenue decreased $3.2 million, or 12%, to $23.3 million for the three months ended June 30, 2004 compared to $26.5 million for the same period in 2003. Pressure control capital equipment revenue decreased 27% primarily due to lower revenue from projects that are complete or nearing completion, consistent with the low level of new rig construction and refurbishment in the industry. Aftermarket pressure control revenue, was $14.7 million for the three months ended June 30, 2004 compared to $14.6 million for the prior year period.

Gross Profit

     Gross profit increased $4.5 million to $26.1 million for the three months ended June 30, 2004 compared to $21.6 million for the prior year period. Gross profit in our premium connection segment increased over the prior year quarter due to higher demand which led to higher plant utilization, and accordingly, lower manufacturing costs per unit. Pressure control gross profit decreased from the prior year period due to the decline in capital equipment revenue.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the three months ended June 30, 2004 were $12.7 million compared to $11.9 million for the prior year quarter. Higher employee incentive accruals resulting from the improved financial performance, and higher sales and marketing expenses in the second quarter of 2004 were partially offset by lower engineering expenses when compared to the prior year period. As a percentage of revenue, selling, general, and administrative expenses were 20% for the second quarter of 2004 compared to 22% for the prior year quarter.

Operating Income

     Operating income increased $3.7 million to $13.4 million for the three months ended June 30, 2004 compared to $9.7 million for the same period in 2003. Operating income for our premium connection segment increased $5.6 million to $12.8 million for the second quarter of 2004 from $7.2 million for the first quarter of 2003. Operating income for our pressure control segment decreased $1.3 million to $4.5 million for the quarter ended June 30, 2004 compared to the same period in 2003. Corporate and administrative expenses were $3.9 million for the three months ended June 30, 2004 compared to $3.3 million for the prior year period due to higher administrative expenses and employee compensation incentives.

Interest Expense

     There was no interest expense for the three months ended June 30, 2004 compared to $0.5 million for the prior year period. During the second quarter of 2003, our remaining debt of $30.0 million was repaid.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

     Total revenue increased $8.5 million, to $120.4 million for the six months ended June 30, 2004 compared to $111.9 million for the six months ended June 30, 2003. Our premium connection revenue increased $13.5 million, or 23%, to $73.0 million for the first half of 2004 compared to $59.5 million for the prior year period. This increase was primarily the result of higher demand in certain international markets, primarily Latin America, and in North America due to higher levels of drilling activity. Pressure control revenue decreased $5.0 million, or 9%, to $47.4 million for the first half of 2004 compared to $52.4 million for the same period in 2003. Pressure control capital equipment revenue decreased 31% primarily due to lower revenue from projects that are complete or nearing completion, consistent with the low level of new rig construction and refurbishment in the industry. This decrease was partially offset by a 10% increase in aftermarket pressure control revenue, primarily repair and service activity, principally due to an increase in worldwide drilling activity.

Gross Profit

     Gross profit increased $4.5 million to $48.4 million for the six months ended June 30, 2004 compared to $43.9 million for the prior year period. Gross profit in our premium connection segment increased over the first half of 2003 due to higher demand which led to higher plant utilization and accordingly lower manufacturing costs per unit. Pressure control gross profit decreased from the prior year period due to a decline in capital equipment sales which was partially offset by an increase in higher-margin spare part sales.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the six months ended June 30, 2004 were $24.6 million compared to $23.9 million for the prior year period. Higher employee incentive accruals resulting from improved performance, and sales and marketing expenses in the first half of 2004 were partially offset by lower engineering expenses when compared to the prior year period. As a percentage of revenue, selling, general, and administrative expenses were 20% for the first half of 2004 compared to 21% for the prior year period.

Operating Income

     Operating income increased $3.8 million to $23.8 million for the six months ended June 30, 2004 compared to $20.0 million for the same period in 2003. Operating income for our premium connection segment increased $6.7 million to $22.1 million for the first half of 2004 from $15.4 million for the same period in 2003. Operating income for our pressure control segment decreased $1.8 million to $9.3 million for the six months ended June 30, 2004 compared to the same period in 2003. Corporate and administrative expenses were $7.6 million for the six months ended June 30, 2004 compared to $6.5 million for the prior year period due to higher administrative expenses and employee compensation incentives.

Interest Expense

     There was no interest expense for the six months ended June 30, 2004 compared to $1.1 million for the prior year period. During the second quarter of 2003, our remaining debt of $30.0 million was repaid.

Provision for Income Taxes

     The provision for income taxes for the six months ended June 30, 2004 was $7.3 million compared to $6.8 million for the same period in 2003. The first quarter of 2004 includes a research and experimentation tax credit of $0.9 million. The research and experimentation tax credit covers qualified spending for the two-year period from 2002 to 2003. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from this type of tax credit. Expenses of $125,000 associated with the tax credit study are included in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Capital expenditures are expected to be $10.0 to $12.0 million for 2004, of which $3.0 million had been incurred as of June 30, 2004. Our primary source of funds is cash flow from operations. In addition, we had cash, cash equivalents and investments of $85.3 million as of June 30, 2004, and also have the capacity to borrow up to $19.5 million under our committed revolving credit facilities. As of June 30, 2004, we had $0.5 million in outstanding letters of credit and no outstanding indebtedness.

     We believe that cash from operations and existing cash, cash equivalents and investment balances will be sufficient to meet anticipated cash requirements, including working capital needs, contractual obligations and planned capital expenditures, for at least the next 12 months. In the longer-term, if we were to need additional cash, we could borrow under our credit facilities and anticipate that we could also raise additional funds through issuing debt or equity securities.

Operating Activities

     For the six months ended June 30, 2004, cash provided by operating activities was $24.1 million primarily due to earnings, lower working capital requirements and contractual cash payments received from customers on long-term capital equipment projects. Cash provided by operating activities was $17.2 million for the six months ended June 30, 2003 primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects which was partially offset by higher working capital requirements.

Investing Activities

     Net cash used in investing activities was $7.3 million for the six months ended June 30, 2004 compared to $5.9 million for the six months ended June 30, 2003. Capital spending for the six months ended June 30, 2004 of $3.0 million included $0.8 million for our pressure control segment and $2.0 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $0.2 million for general corporate purposes. Capital spending for the six months ended June 30, 2003 of $3.9 million included $1.6 million for our pressure control segment and $1.8 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $0.5 million for general corporate purposes.

Credit Facilities

     We have two unsecured revolving lines of credit for working capital requirements that provide up to $20.0 million in total committed revolving credit borrowings through June 30, 2005. Of these, $15.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on our leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At June 30, 2004, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios. At June 30, 2004, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.

     The terms of the Company’s credit facilities allow for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At June 30, 2004 there was approximately $0.5 million outstanding in letters of credit.

Additional Contractual Cash Obligations

     We made disclosure of certain estimated obligations in the “Contractual Cash Obligations” table included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003. In addition to those items, we estimate that we will make cash payments in the future for our long-term liabilities, which currently consist of post-retirement health and life benefits, pension plan benefits and deferred compensation. We estimate that those cash payments will be approximately $0.7 million, $1.6 million, $1.4 million and $11.5 million for each of the 2004, 2005-2006 and 2007-2008 periods and thereafter, respectively.

Backlog

     The pressure control capital equipment backlog was $14.0 million at June 30, 2004, $11.5 million at December 31, 2003 and $19.2 million at June 30, 2003. The decrease from June 30, 2003 was the result of work completed and revenue recognized on several large long-term capital equipment project orders and no new substantial project orders having been received. Substantially all of the remaining revenue from projects currently in backlog is expected to be recorded by the end of 2004. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2003. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. We consider the following policies and related estimates to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

     Revenue for most of our products and services is recognized at the time those products are delivered or services are performed. For the years ended December 31, 2003, 2002 and 2001 approximately 87%, 84% and 92%, respectively of our total revenues were recognized on this basis.

     A smaller portion of our revenue is generated from long-term contracts in our pressure control segment. These long-term contracts are generally contracts from six to eighteen months with an estimated contract price in excess of $1.0 million. Revenue from long-term contracts was approximately 13%, 16% and 8% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Pressure control capital equipment backlog, which includes future long-term contract revenue, was $11.5 million, $32.5 million and $55.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Revenue and profit from long-term contracts are recognized as work progresses using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. This requires us to estimate the contract costs, which include all direct material, labor and subcontract costs and those indirect costs related to contract performance. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates are charged to income or expense in the period in which the facts and circumstances that give rise to the revision become known. If a long-term contract were anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent.

     For the years 2001 through 2003, our estimates of total costs and costs to complete have approximated actual costs incurred to complete contracts. However, there are many factors that impact future costs, including but not limited to the cost of labor and materials and other factors as outlined in our “Risk Factors.” Unexpected changes in these factors could affect the accuracy of our estimates and materially impact our future reported earnings.

Inventories

     Our inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 84% and 85% of total gross inventories at December 31, 2003 and 2002, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost of inventory would have been $13.4 million, $13.3 million and $12.1 million higher at December 31, 2003, 2002 and 2001, respectively.

     The Company provides a reserve for the difference between the carrying value of excess or obsolete inventory items and their estimated net realizable value (market price). The reserve was $11.1 million, $7.7 million and $8.0 million at each of December 31, 2003, 2002 and 2001. Additions to the reserve were $4.0 million, $3.9 million and $3.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our industry is cyclical in nature, which can cause some inventory items to be slow-moving and in excess between industry cycles. As a result, our provision for excess and obsolete inventory has tended to be higher for the 2001 through 2003 periods when our industry, and especially the pressure control capital equipment market, was weaker than in prior periods.

     In order to determine the appropriate reserve for excess and obsolete inventory, we perform a detailed review of inventory at least annually and review the reserve on a more generalized basis at least quarterly. Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our estimates regarding future market demand and other factors. We could be required to increase our reserve as a result of unexpected downturns in market demand for specific products, new technology that renders certain products obsolete or changes in customer purchasing decisions due to a shift in market activity. Additions to the reserve are recorded as an expense and included in cost of sales. We believe that our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. If an additional 1% of our gross inventories had been determined to be excess or obsolete inventory during 2003, our pre-tax income would have been reduced by approximately $0.6 million.

Product Warranties

     The Company sells most of its products to customers with a product warranty. This warranty provides that customers can return a defective product during a specified warranty period, generally one year, following the purchase. In such event, we would exchange the defective product for a replacement product, repair the defective product at no cost to the customer or issue a credit to the customer. The cost of product warranties is estimated and recorded as an accrued liability at the time of delivery of a product, or in some cases, when specific warranty claims are made. The estimates of exposure for product warranties are based on known warranty claims as well as current and historical warranty costs incurred. Additions to the reserve are recorded as an expense and included in cost of goods sold.

     The reserve for product warranties was $2.2 million, $3.3 million and $3.2 million as of December 31, 2003, 2002 and 2001, respectively, and additions to the warranty reserve were $0.3 million, $0.7 million and $3.0 million for the respective years then ended. Actual warranty claims paid were $1.3 million, $0.7 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. We believe that our reserve for product warranties is sufficient based on our current estimates. However, because we manufacture complicated products that are subjected to harsh drilling environments, our experience with warranty claims may vary from period to period. Should actual product failure rates or repair costs be higher than the Company’s current estimates, increases in the estimated warranty liability could be required.

Pension Plan

     The Company has a frozen defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees’ years of service and compensation. No additional benefits are being accrued under this plan, which was frozen effective December 31, 2001. At December 31, 2003, the Company had an estimated unfunded pension obligation under the plan of $0.9 million. Net periodic pension cost was $0.1 million, $0.2 million and $1.7 million for each of the years ended December 31, 2003, 2002 and 2001. The Company made contributions to the pension plan of $7.0 million and $1.7 million in 2003 and 2002, respectively. Based on current expectations, the Company does not plan to make any additional contribution during 2004.

     The Company’s pension costs and obligations recorded in the financial statements are determined on an actuarial basis. In order to estimate the pension obligation, management must make assumptions regarding the discount rate used to determine the present value of liabilities and the rate of return on pension assets. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. The assumed discount rate used in determining the benefit obligation was 6.0%, 6.5% and 6.75% at December 31, 2003, 2002 and 2001, respectively. Discount rates are based on the yield of high quality corporate bonds. Significant changes in the discount rate, such as those caused by changes to the yield curve, the mix of bonds available in the market, the maturity of selected bonds, and the timing of expected benefit payments may result in volatility. Plan assets consist primarily of investments in equities and fixed income funds. The expected long-term rate of return on pension plan assets at December 31, 2003, 2002 and 2001 was 6.0%, 8.0% and 9.0%, respectively. The expected long-term rate of return is based on anticipated future returns in each of the plan’s asset categories. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected benefit obligation and benefit costs.

     The following table illustrates the sensitivity to a change in certain assumptions used in the calculation of pension expense for the year ending December 31, 2004 and the calculation of the projected benefit obligation (PBO) at December 31, 2003 for the Company’s pension plan:

	Impact on	Impact on
	2004 Pre-tax	December 31, 2003
(in millions)	Pension Expense	PBO
Change in Assumption:
50 basis point decrease in discount rate	$0.2	$2.5
50 basis point increase in discount rate	*	(2.2)
50 basis point decrease in expected return on assets	0.1	—
50 basis point increase in expected return on assets	(0.1)	—

*	Amount was negligible.

Post-Retirement Health and Life Benefits

     The Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before December 31, 1989, who have or will retire under one of the Company’s pension plans. At December 31, 2003, the Company had an estimated unfunded obligation for retiree life and health of approximately $8.9 million. The Company recognized post-retirement benefit income for the year ended December 31, 2003 of approximately $29,000 and had post-retirement benefit expense of $67,000 and $30,000 for the years ended December 31, 2002 and 2001, respectively. The Company made cash payments to pay for post-retirement health and life benefits of $0.7 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively.

     The Company’s costs and obligations related to its post retirement health and life benefits that are recorded in the financial statements are determined on an actuarial basis. In order to estimate the obligation, management must make many assumptions including the discount rate (discussed above under “Pension Plan”), healthcare cost trends and certain employee-related factors, such as turnover, retirement age and mortality. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A 12% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2003 in determining the benefit obligation for the post-retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2011 and remain at that level thereafter. The pre-age 65 rate was increased to 12% from the 10% rate used in prior periods. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected obligation and costs as well as other calculations.

     The following table illustrates the sensitivity to a change in certain assumptions used in the calculation of components of post-retirement health and life costs for the year ended December 31, 2004 and the calculation of benefit obligation at December 31, 2003 for the Company’s post-retirement health and life benefits:

	Impact on 2004	Impact on December 31,
(in millions)	Service and Interest	2003 Benefit Obligation
Change in Assumption:
50 basis point decrease in discount rate	*	$0.2
50 basis point increase in discount rate	*	(0.2)
100 basis point decrease in healthcare cost trend rates	*	(0.1)
100 basis point increase in healthcare cost trend rates	*	0.1

*	Amount was negligible.

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

     Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by our customers in awarding contracts include:

•	availability and capabilities of the equipment;

•	ability to meet the customer’s delivery schedule;

•	price and indexes affecting price;

•	reputation;

•	experience;

•	safety record, and

•	technology.

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

     We do not do business in as many countries as some of our larger multinational competitors and in some cases even where we do business, we do not have as significant a presence. Our lack of geographic diversity and penetration may have a material adverse affect on our results of operations and competitive position. Spending on exploration and production is typically spread unevenly between various regions with changes in geographic spending patterns arising as discoveries are made, the price of oil and gas changes, political changes take place or other factors occur that make drilling more or less attractive in a given geographic area. As a result, even when international rig counts and drilling activity increase overall, if the increased activity is not in countries in which we have a strong presence, we may not experience any increase in business and may lose market share.

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

     An interruption of our international operations could reduce our earnings or adversely affect the value of our foreign assets. The occurrence of any of these risks could also have an adverse effect on demand for our products and services or our ability to provide them. We have manufacturing facilities in Warri, Nigeria and in Batam, Indonesia and a portion of our revenue is from sales to customers in these countries and surrounding areas. In addition, a portion of our revenue is from sales to customers in Venezuela. These countries in recent history have experienced civil disturbances and violence, which have disrupted oil and gas exploration and production operations located there as well as day-to-day operations and oversight of our business from time to time. These disruptions have affected our operations and resulted in lower demand for our premium connection products and services and, accordingly have had an adverse affect on our results of operations in recent periods and may continue to do so.

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

     If we do not develop new technologies and products that are commercially successful, our revenue may decline or we may be required to write-off any capitalized investment.

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

     For example, while we have incurred significant amounts in the development of new technologies, such as advanced composite tubing and subsea mudlift drilling, demand for these products may be limited for various reasons. In the case of subsea mudlift drilling, due in part to the cost to implement the technology, we do not anticipate any customer orders for the product in the near future. In addition, there are other groups of companies in our industry that are also developing competing technologies for deepwater drilling, and they may be ahead of us in completing development of their technology or develop more cost effective competing products.

     If we are unable to successfully commercialize subsea mudlift drilling or our advanced composite tubing or successfully implement other technological or R&D type activities, our growth prospects may be reduced and the level of our future revenue may be materially and adversely affected. In addition, we would be required to write-off any capitalized investment in a product that is not a commercial success and does not have an alternative use. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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

     Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Charles E. Jones, our Executive Vice President and Chief Operating Officer, Neil G. Russell, our Senior Vice President-Premium Connections and Senior Vice President-Business Development, Chuck Chauviere-Vice President-Pressure Control, and Chris D. North, Secretary and Chief Financial Officer. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

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

     Almost all of our pressure control projects, including all of our larger engineered subsea control systems projects, are performed on a fixed-price basis. This means that we are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts could vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

•	changes in cost, estimates or expected production time;

•	engineering design changes;

•	changes requested by customers; and

•	changes in the availability and cost of labor and material.

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

Part I, Item 4: Controls and Procedures

     Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2004, and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 4: Submission of Matters to a vote of Security Holders

     Our annual meeting of shareholders was held on May 18, 2004. There were 80,471,488 votes represented at the meeting in person or by proxy, out of 83,419,621 votes entitled to be cast, constituting a quorum. The following are the results of the vote:

					Broker
					Non-
	For	Against	Withheld	Abstain	Votes
Proposals:
Election of Directors
Kenneth McCormick	79,815,100	—	656,388	—	—
Christopher T. Seaver	76,297,729	—	4,173,759	—	—
Lew O. Ward	72,510,142	—	7,961,346	—	—
Approval of Appointment of Deloitte & Touche LLP as Independent Public
Accountants	79,938,317	355,621	—	177,550	—

Part II, Item 6: Exhibits and Reports on Form 8-K

Exhibits:
10.1	—	Form of 2004 Director’s Deferred Share Unit Agreement.

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Reports on Form 8-K:

     On April 29, 2004, we submitted a report on Form 8-K furnishing pursuant to Item 12 the news release issued by Hydril Company dated April 28, 2004. Pursuant to Item 7, we attached the news release as an exhibit to the report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY
Date: August 6, 2004	By:	/s/ Chris D. North
Chris D. North
Chief Financial Officer (Authorized officer and principal accounting and financial officer)

EXHIBIT INDEX

10.1	—	Form of 2004 Director’s Deferred Share Unit Agreement.

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).