Form 10-Q
period 2004-09-30
HYDRIL CO
filed 2004-11-05
CIK 1116030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Shares outstanding at November 3, 2004: Common stock, $.50 par value, 18,003,986 shares outstanding Class B common stock, $.50 par value, 5,165,080 shares outstanding

HYDRIL COMPANY

INDEX

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets—September 30, 2004 (unaudited) and December 31, 2003	3
Unaudited Consolidated Statements of Operations—For the Three and Nine Months Ended September 30, 2004 and 2003	5
Unaudited Consolidated Statements of Cash Flows—For the Nine Months Ended September 30, 2004 and 2003	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37
PART II—OTHER INFORMATION
Item 6. Exhibits	37
Certification by CEO pursuant to Rule 13a-14a
Certification by CFO pursuant to Rule 13a-14a
Certification by CEO pursuant to Section 906
Certification by CFO pursuant to Section 906

***
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

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	September 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$82,792	$54,139
Investments	13,037	6,831
Receivables:
Trade, less allowance for doubtful accounts: 2004, $1,065; 2003, $1,127	50,084	34,886
Contract costs and estimated earnings in excess of billings	2,785	4,366
Other	5,669	1,842

Total receivables	58,538	41,094

Inventories:
Finished goods	19,860	24,190
Work-in-process	11,770	5,320
Raw Materials	5,475	6,906

Total inventories	37,105	36,416

Deferred tax asset	8,775	9,095
Other current assets	2,416	4,422

Total current assets	202,663	151,997

PROPERTY:
Land and improvements	21,150	21,021
Buildings and equipment	54,447	53,217
Machinery and equipment	163,093	163,574
Construction-in-progress	4,067	2,106

Total	242,757	239,918
Less accumulated depreciation and amortization	(142,041)	(134,871)

Property, net	100,716	105,047

OTHER LONG-TERM ASSETS:
Investments	3,753	958
Deferred tax asset	4,385	3,465
Other assets	7,066	5,649

TOTAL	$318,583	$267,116

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	September 30,	December, 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$18,867	$13,481
Billings in excess of contract costs and estimated earnings	1,822	487
Accrued liabilities	21,152	17,184
Income taxes payable	6,163	4,350

Total current liabilities	48,004	35,502

LONG-TERM LIABILITIES:
Deferred tax liability	138	140
Other	15,075	14,464

Total long-term liabilities	15,213	14,604

CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock-authorized, 75,000,000 shares of $.50 par value; 17,954,749 and 16,058,792 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	8,977	8,029
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 5,170,885 and 6,757,721 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2,585	3,379
Additional paid in capital	58,089	49,312
Retained earnings	191,396	160,059
Deferred compensation	(3,713)	(1,801)
Accumulated other comprehensive loss	(1,968)	(1,968)

Total stockholders’ equity	255,366	217,010

TOTAL	$318,583	$267,116

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE	$78,427	$50,243	$198,828	$162,132
COST OF SALES	45,351	31,444	117,331	99,424

GROSS PROFIT	33,076	18,799	81,497	62,708

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	2,710	3,434	8,498	10,449
Sales and marketing	4,891	4,239	13,589	12,406
General and administration	5,707	4,959	15,818	13,670

Total	13,308	12,632	37,905	36,525

OPERATING INCOME	19,768	6,167	43,592	26,183
INTEREST EXPENSE	—	—	—	(1,101)
INTEREST INCOME	293	126	647	602
OTHER INCOME (EXPENSE)	(101)	(106)	(74)	(74)

INCOME BEFORE INCOME TAXES	19,960	6,187	44,165	25,610
PROVISION (BENEFIT) FOR INCOME TAXES	5,519	(1,539)	12,828	5,258

NET INCOME	$14,441	$7,726	$31,337	$20,352

NET INCOME PER SHARE:
BASIC	$0.63	$0.34	$1.37	$0.90

DILUTED	$0.61	$0.34	$1.34	$0.89

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,030,468	22,765,373	22,930,889	22,680,760
DILUTED	23,553,551	23,043,844	23,304,555	22,985,192

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,337	$20,352

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred compensation	461	140
Depreciation	9,344	8,802
Deferred income taxes	824	(2,138)
Provision for doubtful accounts	(63)	226
Gain on sale of real estate not used in operations	—	(104)
Change in operating assets and liabilities:
Receivables	(18,962)	(1,294)
Contract costs and estimated earnings in excess of billings	1,581	1,686
Inventories	(689)	3,493
Other current and noncurrent assets	2,043	691
Accounts payable	5,386	(716)
Billings in excess of contract costs and estimated earnings	1,335	(4,656)
Accrued liabilities	3,968	(4,771)
Income taxes payable	1,813	(215)
Other long-term liabilities	611	(3,270)

Net cash provided by operating activities	38,989	18,226

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(22,441)	(18,157)
Proceeds from held-to-maturity investments	13,440	16,331
Capital expenditures	(6,391)	(5,358)
Other, net	—	(1,097)

Net cash used in investing activities	(15,392)	(8,281)
NET CASH FROM FINANCING ACTIVITIES:
Repayment of debt	—	(30,000)
Net proceeds from issuance of common stock	253	229
Net proceeds from exercise of stock options	4,803	1,569

Net cash provided by (used in) financing activities	5,056	(28,202)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,653	(18,257)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,139	61,590

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,792	$43,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$1,041
Income taxes paid:
Domestic	2,530	—
Foreign	6,120	6,326

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

     Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. The 2003 consolidated balance sheet was derived from our audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

     Stock Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option plans. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2004 and 2003:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands except per share data)	2004	2003	2004	2003
Net income, as reported	$14,441	$7,726	$31,337	$20,352
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(621)	(539)	(1,505)	(1,438)

Proforma net income	$13,820	$7,187	$29,832	$18,914

Earnings per share:
Basic-as reported	$0.63	$0.34	$1.37	$0.90
Basic-proforma	$0.60	$0.32	$1.30	$0.83

Diluted-as reported	$0.61	$0.34	$1.34	$0.89
Diluted-proforma	$0.59	$0.31	$1.28	$0.82

Note 2 — Product Warranty Liability

     The change in the aggregate product warranty liability is as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Beginning balance	$2,058	$2,204	$2,194	$3,274
Claims paid	(136)	(363)	(431)	(1,199)
Additional warranty charged to expense	(3)	519	156	285

Ending balance	$1,919	$2,360	$1,919	$2,360

Note 3 — LONG-TERM CONTRACTS

     The components of long-term contracts as of September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Costs and estimated earnings on uncompleted contracts	$22,063	$34,682
Less: billings to date	(21,100)	(30,803)

Excess of costs and estimated earnings over billings	$963	$3,879

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$2,785	$4,366
Billings in excess of contract costs and estimated earnings	(1,822)	(487)

Total	$963	$3,879

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

Note 5 —LINES OF CREDIT

     At September 30, 2004, the Company had $20,000,000 in total committed unsecured revolving lines of credit, which extend through June 30, 2005. Of this, $15,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Under both the domestic and foreign lines, the Company may, at its election, borrow at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At September 30, 2004, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios. The Company was in compliance with these covenants at September 30, 2004. The foreign line does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit.

     The terms of the Company’s credit facilities allow for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At September 30, 2004 there was approximately $800,000 outstanding in letters of credit.

Note 6 — EARNINGS PER SHARE

     The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of restricted stock and restricted stock units, less the number of treasury shares from the assumed exercise proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended September 30, 2004 and 2003 were 23,030,468 and 22,765,373, respectively, while for the nine months ended September 30, 2004 and 2003 were 22,930,889 and 22,680,760, respectively. Dilutive weighted average shares outstanding for the three months ended September 30, 2004 and 2003 were 23,553,551 and 23,043,844, respectively, while for the nine months ended September 30, 2004 and 2003 were 23,304,555 and 22,985,192, respectively.

     The following table summarizes the computation of basic and diluted net income per share:

		Weighted	Net
		Average	Income
(in thousands except per share data)	Net Income	Shares	Per Share
Three months ended September 30, 2004
Basic net income	$14,441	23,030	$0.63
Effect of dilutive stock options	—	524	—

Diluted net income	$14,441	23,554	$0.61

Three months ended September 30, 2003
Basic net income	$7,726	22,765	$0.34
Effect of dilutive stock options	—	279	—

Diluted net income	$7,726	23,044	$0.34

Nine months ended September 30, 2004
Basic net income	$31,337	22,931	$1.37

		Weighted	Net
		Average	Income
(in thousands except per share data)	Net Income	Shares	Per Share
Effect of dilutive stock options	—	374	—

Diluted net income	$31,337	23,305	$1.34

Nine months ended September 30, 2003
Basic net income	$20,352	22,681	$0.90
Effect of dilutive stock options	—	304	—

Diluted net income	$20,352	22,985	$0.89

Note 7 — EMPLOYEE BENEFITS

     The Company has a defined benefit plan and post-retirement health and life benefits which are described in detail in Note 6 “EMPLOYEE BENEFITS” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2003 filed with the Securities and Exchange Commission. The table below shows the amount of estimated net periodic benefit costs under each plan for the three and nine months ended September 30:

			Post-Retirement
			Health and Life
	Defined Benefit Plan		Benefits
	Three Months		Three Months
	Ended September 30,		Ended September 30,
(in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$—	$—	$14	$14
Interest cost	453	437	82	101
Expected return on plan assets	(441)	(439)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	—	32	—	—
Amortization of transition obligation	—	—	—	—

Net periodic cost	$16	$34	$(26)	$(7)

			Post-Retirement
			Health and Life
	Defined Benefit Plan		Benefits
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$—	$—	$41	$42
Interest cost	1,358	1,310	245	302
Expected return on plan assets	(1,322)	(1,316)	—	—
Amortization of prior service cost (benefit)	12	12	(366)	(366)
Amortization of net loss	—	97	—	—
Amortization of transition obligation	—	—	—	—

Net periodic cost	$48	$103	$(80)	$(22)

Note 8 – IMPAIRMENT OF LONG-LIVED ASSETS

     In the third quarter of 2004, the Company tested for recoverability the carrying value of its assets included in the Advanced Composite product line, after concluding that it is more likely than not that these assets would be sold or disposed of significantly before the end of their estimated useful lives. Advanced Composite is a product line included within the Company’s Premium Connection segment. An impairment charge of $727,000 pretax was recorded as a component of cost of sales in the third quarter of 2004 as a result of this recoverability test and the net book value of these assets after such charge was approximately $0.9 million (substantially all related to fixed assets).

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

     Financial data for the business segments for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Revenue
Premium Connection	$53,404	$24,836	$126,392	$84,338
Pressure Control	25,023	25,407	72,436	77,794

Total	$78,427	$50,243	$198,828	$162,132

Operating income (loss)
Premium Connection	$18,264	$5,444	$40,438	$20,880
Pressure Control	5,441	4,471	14,718	15,535
Corporate Administration	(3,937)	(3,748)	(11,564)	(10,232)

Total	$19,768	$6,167	$43,592	$26,183

Depreciation expense
Premium Connection	$1,941	$1,853	$5,747	$5,444
Pressure Control	731	695	2,174	2,057
Corporate Administration	467	440	1,423	1,301

Total	$3,139	$2,988	$9,344	$8,802

Capital expenditures
Premium Connection	$2,909	$924	$4,864	$2,719
Pressure Control	397	355	1,169	1,947
Corporate Administration	99	164	358	692

Total	$3,405	$1,443	$6,391	$5,358

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

Average		Average
U.S. Rig Count		Gulf of Mexico Rig Count
Over 15,000 ft Target Depth (1)		Over 1,500 ft Water Depth (2)
Quarter	Number	Quarter	Number
Ended	of Rigs	Ended	of Rigs
09/30/03	153	09/30/03	23
12/31/03	162	12/31/03	20
03/31/04	170	03/31/04	20
06/30/04	164	06/30/04	20
09/30/04	169	09/30/04	19

Average		Average
Worldwide Offshore		U.S. Total
Rig Count (3)		Rig Count (4)
Quarter	Number	Quarter	Number
Ended	of Rigs	Ended	of Rigs
09/30/03	339	09/30/03	1,088
12/31/03	346	12/31/03	1,109
03/31/04	337	03/31/04	1,118
06/30/04	349	06/30/04	1,164
09/30/04	333	09/30/04	1,229

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rig count calculated by Hydril using month-end data provided by ODS-Petrodata Group.

(3)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and therefore excludes the Former Soviet Union and China.

(4)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

     Total revenue increased $28.2 million, to $78.4 million for the three months ended September 30, 2004 compared to $50.2 million for the three months ended September 30, 2003. Our premium connection revenue increased $28.6 million, or 115%, to $53.4 million for the three months ended September 30, 2004 compared to $24.8 million for the prior year period. This increase was primarily the result of higher demand in certain international markets, primarily Latin America, which included some restocking orders to Venezuela, and in North America due to higher levels of deep formation drilling activity and operator mix within that sector. Pressure control revenue decreased $0.4 million, or 2%, to $25.0 million for the three months ended September 30, 2004 compared to $25.4 million for the same period in 2003. Pressure control capital equipment revenue decreased 17% primarily due to lower revenue from long-term projects consistent with the low level of new rig construction and refurbishment in the industry. Aftermarket pressure control revenue increased 10% and was $15.9 million for the three months ended September 30, 2004 compared to $14.4 million for the prior year period. The increase in aftermarket pressure control revenue was primarily due to higher repair and service activity in North America.

Gross Profit

     Gross profit increased $14.3 million to $33.1 million for the three months ended September 30, 2004 compared to $18.8 million for the prior year period. Gross profit for our premium connection segment increased 144% over the prior year quarter due primarily to higher demand for our products worldwide which led to higher plant utilization, and accordingly, lower manufacturing costs per unit. Pressure control gross profit increased 10% from the prior year period primarily due to higher gross margins from capital equipment including some long-term projects which were completed in the quarter.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the three months ended September 30, 2004 were $13.3 million compared to $12.6 million for the prior year quarter. Higher employee incentive accruals, resulting from the improved financial performance, and higher agent commissions, as a result of increased level of international sales in the third quarter of 2004, were partially offset by lower engineering expenses when compared to the prior year period. As a percentage of revenue, selling, general, and administrative expenses were 17% for the third quarter of 2004 compared to 25% for the prior year quarter.

Operating Income

     Operating income increased $13.6 million to $19.8 million for the three months ended September 30, 2004 compared to $6.2 million for the same period in 2003. Operating income for our premium connection segment increased $12.9 million to $18.3 million for the third quarter of 2004 from $5.4 million for the third quarter of 2003. Operating income for our pressure control segment increased $0.9 million to $5.4 million for the quarter ended September 30, 2004 compared to $4.5 million for the same period in 2003. Corporate and administrative expenses were $3.9 million for the three months ended September 30, 2004 compared to $3.7 million for the prior year period due to higher administrative expenses and employee incentive accruals.

Provision (Benefit) for Income Taxes

     Income tax expense was $5.5 million for the three months ended September 30, 2004, compared to a net income tax benefit of $1.5 million for the three months ended September 30, 2003. The current year quarter includes a $1.3 million U.S. income tax benefit (extraterritorial income exclusion), related to export shipments for years 2002 and 2003. The prior year quarter includes a research and experimentation U.S. income tax credit of $3.7 million which covers qualified expenditures for the ten-year period from 1992 through 2001. Prior to 2003, Hydril was an alternative minimum tax payer and could not benefit from the research and experimentation tax credit.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

     Total revenue increased $36.7 million, to $198.8 million for the nine months ended September 30, 2004 compared to $162.1 million for the nine months ended September 30, 2003. Our premium connection revenue increased $42.1 million, or 50%, to $126.4 million for the nine months ended September 30, 2004 compared to $84.3 million for the prior year period. This increase was primarily the result of higher demand in certain international markets, primarily Latin America, which included some restocking orders to Venezuela, and in North America due to higher levels of deep formation drilling activity and operator mix within that sector. Pressure control revenue decreased $5.4 million, or 7%, to $72.4 million for the nine months ended September 30, 2004 compared to $77.8 million for the same period in 2003. Pressure control capital equipment revenue decreased 27% primarily due to lower revenue from long-term projects consistent with the low level of new rig construction and refurbishment in the industry. This decrease was partially offset by a 10% increase in pressure control aftermarket revenue, primarily repair and service activity, which was driven by an increase in worldwide drilling activity.

Gross Profit

     Gross profit increased $18.8 million to $81.5 million for the nine months ended September 30, 2004 compared to $62.7 million for the prior year period. Gross profit in our premium connection segment increased 65% due primarily to higher demand in both our international and domestic markets which led to higher plant utilization, and accordingly lower, manufacturing costs per unit. Pressure control gross profit decreased 6% from the prior year period due to a decline in capital equipment sales which was partially offset by an increase in higher-margin spare part sales.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses for the nine months ended September 30, 2004 were $37.9 million compared to $36.5 million for the prior year period. Higher employee incentive accruals, resulting from improved performance, and higher agent commissions as a result of the increased level of international sales in the first nine months of 2004, were partially offset by lower engineering expenses when compared to the prior year period. As a percentage of revenue, selling, general, and administrative expenses were 19% for nine months ended September, 30, 2004 compared to 23% for the prior year period.

Operating Income

     Operating income increased $17.4 million to $43.6 million for the nine months ended September 30, 2004 compared to $26.2 million for the same period in 2003. Operating income for our premium connection segment increased $19.5 million to $40.4 million for the first nine months of 2004 from $20.9 million for the same period in 2003. Operating income for our pressure control segment decreased $0.8 million to $14.7 million for the nine months ended September 30, 2004 compared to $15.5 million for the same period in 2003. Corporate and administrative expenses were $11.5 million for the nine months ended September 30, 2004 compared to $10.2 million for the prior year period due to higher administrative expenses and employee incentive accruals.

Interest Expense

     There was no interest expense for the nine months ended September 30, 2004 compared to $1.1 million for the prior year period. During the second quarter of 2003, our remaining debt of $30.0 million was repaid.

Provision (Benefit) for Income Taxes

     The provision for income taxes for the nine months ended September 30, 2004 was $12.8 million compared to $5.3 million for the same period in 2003. The nine months ended September 30, 2004 included a $1.3 million U.S. income tax benefit (extraterritorial income exclusion), related to export shipments and a $0.9 million research and experimentation U.S. tax credit, while the prior year period included a research and experimentation U.S. tax credit of $3.7 million. The extraterritorial income exclusion deduction recorded in 2004 is for years 2002 and 2003. The research and experimentation credit recorded in 2004 covers qualified spending for the two-year period from 2002 to 2003, while the credit recorded in 2003 covers qualified spending for the ten-year period from 1992 through 2001. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from the research and experimentation tax credit.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Capital expenditures are expected to be $10.0 to $12.0 million for 2004, of which $6.4 million had been incurred as of September 30, 2004. Our primary source of funds is cash flow from operations. In addition, we had cash, cash equivalents and investments of $99.6 million as of September 30, 2004, and also have the capacity to borrow up to $19.2 million under our committed revolving credit facilities. As of September 30, 2004, we had $0.8 million in outstanding letters of credit and no outstanding indebtedness.

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

Operating Activities

     For the nine months ended September 30, 2004, cash provided by operating activities was $39.0 million primarily due to earnings, contractual cash payments received on capital equipment projects and was partially offset by slightly higher working capital requirements. Cash provided by operating activities was $18.2 million for the nine months ended September 30, 2003 primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects, which was partially offset by higher working capital requirements and a $7.0 million contribution to the U.S. defined benefit pension plan.

Investing Activities

     Net cash used in investing activities was $15.4 million for the nine months ended September 30, 2004 compared to $8.3 million for the nine months ended September 30, 2003. Capital spending for the nine months ended September 30, 2004 of $6.4 million included $1.2 million for our pressure control segment and $4.9 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $0.3 million for general corporate purposes. Capital spending for the nine months ended September 30, 2003 of $5.4 million included $2.0 million for our pressure control segment and $2.7 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $0.7 million for general corporate purposes.

Credit Facilities

     We have two unsecured revolving lines of credit for working capital requirements that provide up to $20.0 million in total committed revolving credit borrowings through June 30, 2005. Of these, $15.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR based interest rate. Interest rates fluctuate depending on our leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At September 30, 2004, there were no outstanding borrowings under either facility. Our U.S. revolving credit agreement contains covenants with respect to debt levels, tangible net worth and debt-to-capitalization ratios. At September 30, 2004, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.

     The terms of the Company’s credit facilities allow for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At September 30, 2004 there was approximately $0.8 million outstanding in letters of credit.

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

Backlog

     The pressure control capital equipment backlog was $15.9 million at September 30, 2004, $11.5 million at December 31, 2003 and $17.0 million at September 30, 2003. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders.

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

     A smaller portion of our revenue is generated from long-term contracts in our pressure control segment. These long-term contracts are generally contracts from six to eighteen months with a contract price in excess of $1.0 million. Revenue from long-term contracts was approximately 13%, 16% and 8% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Pressure control capital equipment backlog, which includes future long-term contract revenue, was $11.5 million, $32.5 million and $55.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     In order to determine the appropriate reserve for excess and obsolete inventory, we perform a detailed review of inventory at least annually and review the reserve on a more generalized basis at least quarterly. Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our estimates regarding future market demand and other factors. We could be required to increase or decrease our reserve as a result of unexpected change in market demand for specific products or changes in customer purchasing decisions due to a shift in market activity. We could be required to increase our reserve as a result of new technology that renders certain products obsolete. Changes to the reserve are recorded as an expense and included in cost of sales. We believe that our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. If an additional 1% of our gross inventories had been determined to be excess or obsolete inventory during 2003, our pre-tax income would have been reduced by approximately $0.6 million.

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

     The reserve for product warranties was $2.2 million, $3.3 million and $3.2 million as of December 31, 2003, 2002 and 2001, respectively, and additions to the warranty reserve were $0.3 million, $0.7 million and $3.0 million for the respective years then ended. Actual warranty claims paid were $1.3 million, $0.7 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. We believe that our reserve for product warranties is sufficient based on our current estimates. However, because we manufacture complicated products that are subjected to harsh drilling environments, our experience with warranty claims may vary from period to period. Should actual product claims or repair costs be higher than the Company’s current estimates, increases in the estimated warranty liability could be required.

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

     The Company’s costs and obligations related to its post-retirement health and life benefits that are recorded in the financial statements are determined on an actuarial basis. In order to estimate the obligation, management must make many assumptions including the discount rate (discussed above under “Pension Plan”), healthcare cost trends and certain employee-related factors, such as turnover, retirement age and mortality. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. The assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health and life plan. A 12% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2003 in determining the benefit obligation for the post-retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2011 and remain at that level thereafter. The pre-age 65 rate was increased to 12% from the 10% rate used in prior periods. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected obligation and costs as well as other calculations.

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

     Many of our major competitors are diversified multinational companies that are larger and have substantially greater financial resources, larger operating staffs and greater budgets for marketing and research and development than we do. They may be better able to compete in making equipment available faster and more efficiently, meeting delivery schedules or reducing prices. In addition, two or more of our major competitors could consolidate producing an even larger company. Also our competitors may acquire product lines or consolidate with another company in the oilfield services and equipment industry, and as a result be able to offer a more complete package of drilling equipment and services rather than providing only individual components. For example, National Oilwell, a manufacturer and supplier of oilfield equipment, systems and services that has historically purchased Hydril pressure control equipment, recently entered into an agreement to merge with Varco International, a manufacturer of pressure control equipment and one of our primary competitors. As a result of any of the foregoing reasons, we could lose customers and market share to those competitors. These companies may also be better able than we are to successfully endure downturns in the oil and gas industry.

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

     Moreover, some of our competitors with greater financial resources and multinational presence have relocated manufacturing operations to countries where they have substantially lower labor costs and lower general overhead costs. The relocation by competitors of manufacturing operations to low cost environments may continue in the future. As a result, our competitors may have lower costs than we do and be able to sell their products at prices significantly below ours.

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

     If we are unable to successfully implement technological or R&D type activities, our growth prospects may be reduced and the level of our future revenue may be materially and adversely affected. In addition, we would be required to write-off any capitalized investment in a product that is not a commercial success and does not have an alternative use. For example, in the case of advanced composite tubing, we recently wrote off a portion of our investment, recording a pre-tax impairment charge of $0.7 million in the third quarter of 2004. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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

     Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Charles E. Jones, our Executive Vice President and Chief Operating Officer, Neil G. Russell, our Senior Vice President-Premium Connections and Senior Vice President-Business Development, Chuck Chauviere, our Vice President-Pressure Control, and Chris D. North, our Chief Financial Officer. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

     Our quarterly sales and earnings may vary significantly, which could cause our stock price to fluctuate.

     Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions that can affect our customers’ operations;

•	changes in commodity prices and currency exchange rates, which in some cases affect the prices for our products; and

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry.

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

Part I, Item 4: Controls and Procedures

     Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2004, and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 6: Exhibits

Exhibits:

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

HYDRIL COMPANY
Date: November 5, 2004	By:	/s/ Chris D. North
Chris D. North
Chief Financial Officer (Authorized officer and principal accounting and financial officer)

Index To Exhibits

Exhibits:

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