Form 10-K
period 2004-12-31
HYDRIL CO
filed 2005-03-16
CIK 1116030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number 000-31579
HYDRIL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-2777268
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3300 North Sam Houston Parkway East Houston, Texas (Address of principal executive offices)	77032-3411 (Zip Code)
Registrant’s telephone number, including area code
(281) 449-2000
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, par value $.50 per share
Rights to Purchase preferred Stock
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Aggregate market value of common stock and class B common stock held by nonaffiliates of the registrant as of June 30, 2004: $523,296,617. The class B common stock is not publicly traded. For purposes of the foregoing determination, the value of each share of class B common stock was assumed to be equal to the value of a share of common stock.
      Number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2005:

Common stock outstanding: 19,125,647 shares

Class B common stock outstanding: 4,272,290 shares
      Documents incorporated by reference: Portions of Part III hereof are incorporated by reference from the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 in connection with the Registrant’s 2005 Annual Meeting of Stockholders.

HYDRIL COMPANY
Form 10-K
For the Year Ended December 31, 2003
* * *
Cautionary Statement Regarding Forward-Looking Information
     This annual report contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the impact of geo-political and other events affecting international markets and trade, Hydril’s ability to successfully develop new technologies and products and maintain and increase its market share, the impact of international and domestic trade laws and other conditions in the steel industry, the loss of or change to distribution methods of premium connections in the U.S. and Canada, overcapacity in the pressure control industry, and high fixed costs that could affect the pricing of Hydril’s products. Please read “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS” for more information about many of these risks and uncertainties. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends”, “plans”, “anticipated”, “believes” “estimated” “potential,” or the negative of these terms or other comparable terminology.
     These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I
ITEM 1 — BUSINESS
      Hydril is engaged worldwide in engineering, manufacturing and marketing premium connection and pressure control products used for oil and gas drilling and production. Our premium connections are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deep-formation, deepwater and horizontal or extended reach wells. Our pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance of oil and gas wells in the same environments. We also provide aftermarket replacement parts, repair and field services for our installed base of pressure control equipment. These products and services are required on a recurring basis because of the impact on original equipment of the extreme conditions in which pressure control products are used.
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
      The level of world wide drilling activity, in particular, the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling offshore generally drive sales of premium connection products, although the rate of consumption varies widely among markets based on specific geological formations, customer history and preference, and available alternatives. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our aftermarket replacement parts, repair and field services is driven primarily by the level of worldwide offshore drilling activity as well as the total U.S. rig count.
      During 2004, commodity prices continued their upward trend, which began in 2003. Average 2004 U.S. crude oil prices increased 33% from the 2003 average and average natural gas prices increased 8% from the 2003 average. As a result, drilling activity in the United States rose throughout the year. The U.S. rig count ended 2004 at 1,243, which was 10% above the year-ended 2003 and the average U.S. rig count for 2004 was up 15% over the average for 2003. The average U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet) for 2004 averaged 170, an increase of 18% from the 2003 average and ended the year at 182, an increase of 5% over the year-ended 2003. Internationally, drilling activity overall also increased, although not to the same extent as domestic levels. The international rig count (rigs drilling outside of the United States and Canada) ended 2004 at 869, up 8% from the year-ended 2003. The worldwide offshore rig count for the year-ended 2004 was 356 compared to 357 for the year-ended 2003.
      As a result of rising rig counts in the United States, and in particular the increase in the deep formation rig count, demand for our premium connections in the U.S. increased in 2004. In addition to the improvement in demand due to increased drilling activity, in 2004 customers generally stopped drawing down on their inventories of our products, which resulted in an additional incremental increase in customer orders and revenues. In contrast, during 2003, customers satisfied the increased demand for premium connections in part by significantly drawing down on their inventories of our products, which adversely affected our sales in 2003.
      We have a greater presence in some international markets than others. As a result, the success of our premium connections business internationally is particularly influenced by the level of drilling activities in certain locations that use our products. For 2004, demand in certain of our key international markets was considerably better than indicated by the slight increase in the overall international rig count. In particular, demand in Latin America was much stronger than the previous year. Announced plans to increase oil and gas drilling in Venezuela and Mexico helped to increase demand for our products in those countries.
      Our pressure control aftermarket revenue is influenced by the level of drilling activity throughout the world as measured by the U.S rig count and the worldwide offshore rig count, both of which were up during the year. As a result, our customers purchased a higher level of spare parts and repair services during 2004 as compared to 2003.
      Finally, demand for new rig construction and refurbishment worldwide has not been strong since 1999. Spending has curtailed significantly because of underutilized assets in the drilling fleets of major drilling contractors. As a result of this reduced spending, the level of purchased capital equipment, such as pressure control products, has also decreased. The rising rig counts during 2004, which reflects the deployment of more assets, have increased rig utilization and improved demand for aftermarket pressure control equipment and services, but not to the level needed to generate new significant capital equipment purchases.
Market for Premium Connections
      Premium connections join sections of well casing, production tubing and drill pipe used in various stages of drilling and production. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling to a target depth greater than 15,000 feet and also by offshore drilling. The majority of wells with a target depth greater than 15,000 feet have been drilled in North America. These depths require substantially more premium connections than shallower wells.
      Internationally, while the total international rig count is a general indicator of the premium connection market, spending on exploration and production is typically spread unevenly between various regions and can be subject to significant volatility. There are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in particular countries or regions. In addition, our international presence is concentrated in particular geographic regions which may not always correspond to where drilling activity is heaviest. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.”

      The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for each of the years 2000 through 2004:

	Average	Average
	United States	Gulf of Mexico	Average
	Rig Count	Rigs	International
	Over 15,000 ft(1)	Under Contract(2)	Rig Count(3)

Year	Number of Rigs	Number of Rigs	Number of Rigs

2000	121	165	652
2001	161	164	745
2002	128	127	732
2003	143	124	771
2004	170	118	836

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.

(3)	Source: Average rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.
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

      As a result of the high level of wear and tear during operation, pressure control equipment requires frequent maintenance and repair (including replacement parts), and technical support services. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. Since 1999, demand for our aftermarket replacement parts and services has increased as a result of an overall increase in the U.S. rig count. The following tables show the average worldwide offshore rig count and the average U.S. rig count for each of the years 2000 through 2004:

	Average	Average
	Worldwide Offshore	United States Total
	Rig Count(1)	Rig Count(2)

Year	Number of Rigs	Number of Rigs

2000	331	918
2001	378	1,156
2002	344	830
2003	338	1,032
2004	342	1,192

(1)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and excludes the Former Soviet Union and China.

(2)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.
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
      We offer our customers technical services related to casing and tubing string design. Computer well design software is utilized in the design and specification of the tubulars and the thread connections. In addition, we offer highly-trained field service technicians to assist our customers worldwide. We have 34 licensed repair facilities worldwide to support our premium connection business.
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
      We provide aftermarket services at our 5 domestic and 3 international locations, and through 17 other authorized repair facilities.
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
      Our current research and development efforts are primarily focused on improvements in threaded connections and enhancements to our blowout prevention and related equipment. As of December 31, 2004, we employed 36 persons on our engineering and design staffs, including mechanical, electrical and software engineers, who were principally engaged in product development and engineering research and development.
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

Our Customers, End-Users and Distribution
      The end-users of our products, who are not always our direct customers, are primarily international and domestic independent, major and state-owned oil and gas companies and drilling contractors. During 2004, we sold products to and services to approximately 1,030 customers. For 2004, Petroleos de Venezuela S.A. (PdVSA) the state-owned oil and gas company of Venezuela, represented 11% of our consolidated revenue; and we estimate that Petroleos Mexicanos (Pemex) indirectly represented 14% of our consolidated revenue. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: The consolidation or loss of end-users of our products could adversely affect demand for our products and services and reduce our revenue”.
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
      In 2004, our eight distributors accounted for 64% of our premium connection sales in the United States and Canada. In the United States, over the past ten years, there has been significant consolidation of tubular distributors, resulting in fewer distribution alternatives for our products. If methods of distribution change, many of our competitors may be better positioned than us to take advantage of those changes. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: We rely on a few distributors for sales of our premium connections in the United States and Canada; a loss of one or more of our distributors or a change in the method of distribution could adversely affect our ability to sell our products”.
      Outside of the United States and Canada, our methods of distribution are more varied. We primarily sell our premium connections directly to exploration and production company operators, threading tubulars owned by customers or purchased by us for threading and resale. We also sometimes thread tubulars held by the steel producer and the producer sells the completed product to an end-user or distributor. Our premium connection products are sold for use in more than 50 countries by international customers and our United States customers operating abroad.
      In 2004, our two largest premium connection customers worldwide accounted for 23% and 17% of segment sales and our ten largest premium connection customers accounted for 71% of total segment sales.
      Our premium connection sales staff is managed from Houston, Texas and Aberdeen, Scotland, and is located in 17 offices in the United States, Canada, Malaysia, Singapore, Mexico, Nigeria, United Arab Emirates, the United Kingdom and Venezuela. We use manufacturer representatives in 58 countries worldwide.
      Pressure Control Products. Pressure control products are sold both domestically and internationally primarily to drilling contractors, although we market some of our pressure control products to exploration and production company operators. Certain lines of our pressure control equipment are also sold to rig manufacturers and integrators of equipment. Aftermarket replacement parts, repairs and field services are provided to both drilling contractors and companies that rent pressure control equipment. In 2004, our two largest pressure control customers each accounted for 12% of segment sales. Our ten largest customers in our pressure control segment in 2004 accounted for 62% of segment sales.
      We market our pressure control products through our direct sales force, distributors and authorized representatives. Our pressure control products are sold for use in more than 75 countries. Our pressure control sales staff is managed from Houston and is located in 16 offices in the United States, Canada, Mexico, Nigeria, Singapore the United Kingdom and Venezuela. We use manufacturer representatives in 64 countries worldwide.

Our Competitors
      Our products are sold in highly competitive markets. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: The intense competition in our industry could result in reduced profitability and loss of market share for us”.
      Premium Connection Products. In the premium connection market, domestically we compete with the Atlas Bradford product line of the Tubular Technology and Services segment of Grant Prideco, the Hunting Interlock product line of Hunting PLC, and the VAM product line joint venture of Vallourec & Mannesmann and Sumitomo Metals, as well as numerous other independent threaders and steel mills. Internationally, we also compete with some of our domestic competitors and with Tenaris, whose operating subsidiaries include nine established steel pipe manufacturers, and which has its own line of premium connections, legacy premium connection lines from its constituent mills, and the international rights to the Atlas Bradford product line. In addition, we compete internationally with Vallourec & Mannesmann, Sumitomo Metals and JFE Steel, each of which is vertically integrated through the ownership of steel mills. Integrated steel mills can apply threaded connections to tubulars they produce, which gives these competitors supply and pricing advantages over companies such as ours, which apply threaded connections to tubulars produced by others. Other steel producers who do not currently manufacture premium connections may begin doing so in the future. If domestic or other foreign steel mills begin providing premium threaded tubular goods directly to distributors or end-users, they would have a competitive advantage over us. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: The level and pricing of tubular goods imported into the United States and Canada could adversely affect demand for our products and our results of operations” and “We may lose premium connection business to international and domestic competitors who produce their own pipe, as well as other new entrants or lose business due to limitations on the availability of pipe for threading”.
      We believe we are one of the largest providers of premium connections to the oil and gas industry both in the United States and worldwide. The principal competitive factors in the premium connections market are product design and engineering, product quality and reliability, price, product uniformity and compatibility, and the ability to provide timely field service and repair.
      Pressure Control Products. We have two primary competitors in the pressure control market, the Cameron segment of Cooper Cameron, and the Drilling Equipment segment of Varco International. There are also more than ten smaller competitors. We believe that we have the largest installed base of annular blowout preventers worldwide and are one of the leading providers of subsea pressure control equipment. We believe the principal competitive factors in the pressure control products market are product quality and reliability, product design and engineering, price, and the ability to provide timely service and replacement parts.
Our Employees
      As of December 31, 2004, we had a total of approximately 1,400 full-time and full-time equivalent employees. Approximately 560 of those employees were employed by our international subsidiaries and are located outside the United States.
      We are a party to two collective bargaining agreements, which apply to approximately 90 employees located in Veracruz, Mexico and approximately 35 employees in Warri, Nigeria. These agreements are subject to annual review. We believe our relations with our employees are good.
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
      We have been identified as a potentially responsible party under state law analogous to CERCLA with respect to a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and our estimated share of such costs, we do not expect this matter to have a material adverse effect on our financial condition or results of operation. We also have in the past been identified as a potentially responsible party at other CERCLA or state cleanup sites. In each case, we have resolved our liability without incurring material costs.
      Although we believe that we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future. Moreover, it is possible that implementation of stricter environmental laws, regulations and enforcement policies could result in additional, currently unquantifiable costs or liabilities to us.
International and Other Matters
      In 2004, approximately 69% of our total revenue was derived from equipment or services ultimately provided or delivered to end-users outside the United States, and approximately 41% of our revenue was derived from products which were produced and used outside of the United States. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RISK FACTORS: Our international operations may experience severe interruptions due to political, economic and other risks”.
      See Note 14 in the Consolidated Financial Statements in Item 8 for segment and geographic information.
ITEM 2 — PROPERTIES
      The following table details our principal facilities, all of which we own, except as indicated below.

	Approximate
	Square
Location	Footage	Description

United States
Houston, Texas	293,800	Pressure control products manufacturing; principal executive offices.
Houston, Texas	179,000	Premium connection manufacturing.
Houston, Texas	100,000	Pressure control elastomer products manufacturing.
Bakersfield, California (leased)	8,000	Premium connection manufacturing; warehouses pressure control replacement parts.
Westwego, Louisiana	40,000	Premium connection manufacturing.
International
Nisku, Alberta, Canada (leased)	48,000	Premium connection manufacturing.
Dartmouth, Nova Scotia, Canada (leased)	15,600	Premium connection manufacturing.
Batam, Indonesia (land is leased)	30,000	Premium connection manufacturing.
Veracruz, Mexico	124,000	Premium connection manufacturing.
Veracruz, Mexico	21,200	Thread protector manufacturing for premium connections.
Warri, Nigeria	20,000	Repair and service of premium connections.
Aberdeen, Scotland	20,000	Premium connection manufacturing; warehouses pressure control replacement parts.
      We have 24 sales and service offices worldwide in Alaska, California, Louisiana, Texas, Canada, Indonesia, Malaysia, Mexico, Nigeria, Singapore, the United Kingdom and Venezuela. Most of these offices provide service personnel to support drilling contractors and exploration and production company operators. All of these offices are under lease, with leases ranging in duration from one month to two years. We also have approximately 116 acres of undeveloped land surrounding some of the properties listed above and approximately 73 acres of additional undeveloped land. Machinery, equipment, buildings, and other facilities owned and leased are considered by management to be adequately maintained and adequate for the Company’s operations.

ITEM 3 — LEGAL PROCEEDINGS
      We are involved in legal proceedings arising in the ordinary course of business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote by stockholders during the quarter ended December 31, 2004.

ITEM S-K 401(b) —	EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table provides information regarding our executive officers as of December 31, 2004.

Name	Age	Position(s)

Richard C. Seaver	82	Chairman of the Board
Christopher T. Seaver	56	President, Chief Executive Officer and Director
Charles E. Jones	45	Executive Vice President and Chief Operating Officer
Neil G. Russell	59	Senior Vice President-Premium Connections and Senior Vice President-Business Development
E. Charles Chauviere III	40	Vice President-Pressure Control
Chris D. North	49	Chief Financial Officer and Secretary
      Richard C. Seaver is our Chairman of the Board, a position he has held since 1992. Previously, Mr. Seaver has served as a director since 1964, as President from 1964 to 1986, and as Secretary and General Counsel from 1957 to 1964.
      Christopher T. Seaver is our President, Chief Executive Officer and a director. He has served as President since June 1993, and as Chief Executive Officer and as a director since February 1997. He is a director and the secretary of the Petroleum Equipment Suppliers Association, a director of the American Petroleum Institute, and a director of the National Ocean Industries Association. Prior to joining Hydril in 1985, Mr. Seaver was a corporate and securities attorney for Paul, Hastings, Janofsky & Walker, and was a Foreign Service Officer in the U.S. Department of State, with postings in Kinshasa, Congo and Bogota, Colombia.
      Charles E. Jones is our Executive Vice President and Chief Operating Officer, a position he was appointed to beginning in May 2003. Previously, he served as our Vice President-Pressure Control from November 2001 to May 2003 and as our Managing Director-Pressure Control from March 1998 to November 2001. From March 1996 to March 1998, Mr. Jones served as Director of Subsea Business for Cooper Cameron Corporation, a provider of oil and gas drilling equipment. Mr. Jones served as Engineering Manager for Subsea Offshore, formerly Dresser Industries, a manufacturer of oil and gas drilling equipment from April 1995 to March 1996. Prior to holding these positions, Mr. Jones had 11 years of service with us. Mr. Jones is a graduate of the Harvard Business School Advanced Management Program.
      Neil G. Russell is our Senior Vice President-Premium Connections and Senior Vice President-Business Development, positions he was appointed to in May 2003. Previously, he was Vice President-Premium Connection segment, from November 2001 to May 2003 and Managing Director-Eastern Hemisphere Premium Connection, from March 1995 to November 2001. Overall, Mr. Russell has 26 years of service with our company, in which he has held various management positions in our premium connection and pressure control businesses with assignments in Singapore, Switzerland, the United Kingdom and the United States.
      E. Charles Chauviere III is our Vice President-Pressure Control, a position he was appointed to beginning in May 2003. Mr. Chauviere joined Hydril in 1998, and previously served as Director of Engineering beginning in February 2001. Prior to joining Hydril he was employed for 10 years with Cooper Cameron Corporation. Mr. Chauviere is a graduate of the Stanford University Executive Program.
      Chris D. North is our Chief Financial Officer and Secretary. Mr. North was appointed Chief Financial Officer in August 2004 and previously served as acting Chief Financial Officer beginning in March 2004 in addition to his role as the Controller. Mr. North served as Controller from February 1997 to August 2004. Mr. North has a total of 25 years of service with Hydril in which he has held various positions.
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Our common stock is traded on the Nasdaq National Market under the symbol “HYDL”. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market for 2003 and 2004.

	High	Low

2003
First Quarter	$26.68	$21.65
Second Quarter	28.20	21.77
Third Quarter	27.48	19.75
Fourth Quarter	26.20	20.00
2004
First Quarter	$28.00	$22.98
Second Quarter	31.95	24.37
Third Quarter	44.16	30.70
Fourth Quarter	47.62	38.82
      As of December 31, 2004, the closing sales price per share of our common stock as reported by the Nasdaq National Market was $45.51. Based on inquiries made in connection with preparations for our 2005 Annual Meeting of Stockholders, Hydril estimates that there are at least 5,993 beneficial holders of our common stock. Substantially all of these beneficial holders maintain their shares in “street name” or “nominee” accounts with brokerage firms or other institutions and accordingly are not, individually, stockholders of record. As of February 28, 2005, our common stock was held by 23 holders of record and there were 34 holders of record of our class B common stock.
      We have not paid any dividends on our common stock or our class B common stock since prior to our initial public offering in October 2000. We have no plans to declare or pay any dividends in the immediate future. Any declaration of a dividend would be dependent upon Hydril’s results of operations, financial condition, cash position and requirements, investment and acquisition opportunities, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6 — SELECTED FINANCIAL DATA
      The following selected consolidated financial data of Hydril should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2004		2003		2002		2001		2000

	(In thousands, except per share data)
Operating Data:
Revenue:
Premium connection	$184,782		$110,270		$127,116		$138,887		$94,983
Pressure control	100,571		101,747		114,408		100,674		85,039

Total revenue	285,353		212,017		241,524		239,561		180,022
Gross profit	118,413		81,893		90,670		84,217		56,220
Selling, general and administration expenses	52,007		47,730		46,345		41,887		34,802

Operating income	66,406		34,163		44,325		42,330		21,418
Interest expense	—		1,101		4,831	(3)	4,403		4,963
Interest income	1,113		724		1,477		2,874		2,320
Other income (expense)	(335)		(135)		(214)		(1,082	)(2)	5,433	(1)
Net income	$46,487	(5)	$25,578	(4)	$26,492		$25,619		$15,614
Earnings per share:
Basic	$2.02		$1.13		$1.18		$1.15		$0.78
Diluted	$1.98		$1.11		$1.16		$1.13		$0.76
Weighted average shares outstanding:
Basic	22,996		22,711		22,414		22,211		20,023
Diluted	23,432		23,001		22,833		22,575		20,557
Other Data:
Capital expenditures	$12,356		$8,558		$17,928		$29,525		$13,575
Depreciation	12,637		11,900		10,827		9,207		8,579
Balance Sheet Data:
Working capital	$176,222		$116,495		$90,483		$130,728		$116,911
Property, net	102,368		105,047		107,031		100,038		79,070
Total assets	343,646		264,552		278,208		292,171		254,646
Long-term debt and capital leases, excluding current portion	—		—		—		60,000		60,286
Other long-term liabilities	14,100		14,464		16,370		15,575		15,549
Total stockholders’ equity	274,783		217,010		187,137		160,185		131,729

(1)	Other income for 2000 includes a pre-tax gain of $3.6 million for the settlement of a dispute with a financial institution from which Hydril purchased put options to sell stock of Weatherford International in 1998 and a pre-tax gain of $1.9 million from the sale of real estate not used in operations.

(2)	Includes $0.6 million in expenses incurred in facilitating the offering of common stock by certain of the Company’s stockholders during the second quarter of 2001 pursuant to a registration rights agreement.

(3)	Includes a $1.2 million pre-tax make-whole premium attributable to the Company’s prepayment of $30 million on its senior unsecured notes during the third quarter of 2002.

(4)	Includes a U.S. research and experimentation income tax credit of $3.7 million related to qualified spending for the ten-year period from 1992 through 2001.

(5)	Includes a U.S. research and experimentation income tax credit of $0.9 million related to qualified spending for the two-year period from 2002 through 2003, and a U.S. income tax benefit (extraterritorial income exclusion) of $1.3 million related to export shipments for the years 2002 and 2003.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion of Hydril’s historical results of operations and financial condition should be read in conjunction with Hydril’s consolidated financial statements and notes thereto included elsewhere in this report.
OVERVIEW
      We are engaged worldwide in engineering, manufacturing and marketing premium connection and pressure control products used for oil and gas drilling and production. Our premium connection products are marketed primarily to exploration and production company operators, who are the end-users. We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and to a lesser extent to exploration and production companies for oil and gas production.
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
      The level of world wide drilling activity, in particular, the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling offshore generally drive the level of demand for our premium connection products, although the rate of consumption varies widely among markets based on specific geological formations, customer history and preference, and available alternatives. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity, as well as the total U.S. rig count.
      Beginning in mid-1999, the price of oil increased significantly due to OPEC member countries reducing production and recovering worldwide demand for oil. In addition, natural gas prices increased significantly during this period and peaked in late 2000 as a result of low levels of gas storage in the United States. These higher prices triggered a substantial increase in the number of rigs drilling for oil and gas in the United States and Canada. The average weekly rig count for the United States and Canada combined for 2000, as measured by Baker Hughes, increased 45% over the average weekly rig count for 1999. Rig counts continued to improve during the first half of 2001 with the combined rig count for the United States and Canada peaking in July of 2001. These improvements in market fundamentals stimulated an increase in the demand for our products in the United States and Canada, in particular premium connection products and pressure control aftermarket replacement parts. In response to this increase in demand, we completed a 50% expansion of our premium connection capacity at our plant in Nisku, Canada in January 2001, and increased capacity in the United States by 30% during 2000 and 2001.
      However, beginning mid-2001, commodity prices started to fall, particularly natural gas prices, which fell sharply, and averaged $2.34 mm btu (Henry Hub) in the fourth quarter of 2001, down 63% from the first quarter. West Texas Intermediate crude oil prices declined as well, from an average of $28.90 per barrel in the first quarter of 2001 to an average of $20.37 per barrel in the fourth quarter, down 30%. This decline in commodity prices led to a decline in drilling activity in the United States and Canada, in particular in the number of rigs drilling in deep formations for natural gas in North America. The rig counts in the United States and Canada combined, as measured by Baker Hughes, fell 33% from July 2001 to December 2001. This decrease included a reduction in the number of rigs drilling over 15,000 feet. As a result, in the fourth quarter of 2001 we began to experience a decline in demand for premium connections and late in that quarter, a significant decrease in plant utilization in the United States. Accordingly, we reduced our premium connection workforce at our manufacturing facilities in the United States by approximately 30% in January 2002.
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
      Commodity prices during 2003 were relatively stable and were up from 2002. Average U.S. crude oil prices for 2003 increased 19% from the 2002 average and natural gas prices increased 64% from the 2002 average. As a result of these higher, more stable commodity prices, drilling activity in the United States rose throughout the year. The U.S. rig count ended 2003 at 1,126, which was 31% above the year-ended 2002. The average U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet) ended 2003 at 173, an increase of 40% over the year-ended 2002. Internationally, drilling activity overall also increased, although not to the same extent as domestic levels. The international rig count (rigs drilling outside of the United States and Canada) ended 2003 at 803, up 7% from the year-ended 2002. The worldwide offshore rig count for the year-ended 2003 of 357 was up 9% compared with the year-ended 2002.
      Despite stable commodity prices and rising rig counts in the United States during 2003, there was lower demand for premium connections in the United States market as a result of distributors reducing inventory stocking levels and placing only limited replenishment orders. In addition deep-formation and deep-water drilling activity did not recover proportionately to the overall rig count increase. Many of the rigs returning to work in the United States and Canada during 2003 were for shallow wells that do not require premium connection products. However, the rising rig count during the year resulted in higher demand for aftermarket parts and service for pressure control products.
      While the international rig count increased overall in 2003, certain key oil and gas markets such as Nigeria and Venezuela had lower rig counts which diminished revenue opportunities. Political and civil uncertainties in these markets dampened the level of spending by oil and gas companies operating there.
      During 2004, commodity prices continued their upward trend which began in 2003. Average 2004 U.S. crude oil prices increased 33% from 2003 and average natural gas prices increased 8% from 2003. As a result, drilling activity in the United States rose throughout the year. The U.S. rig count ended 2004 at 1,243, which was 10% above the year-ended 2003 and the average U.S. rig count for 2004 was up 15% over 2003. The U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet) for 2004 averaged 170, an increase of 18% from 2003 and ended the year at 182, an increase of 5% over the year-ended 2003. Internationally, drilling activity overall also increased, although not to the same extent as domestic levels. The international rig count (rigs drilling outside of the United States and Canada) ended 2004 at 869, up 8% from the year-ended 2003. The worldwide offshore rig count for the year-ended 2004 was 356 compared to 357 for the year-ended 2003.
      As a result of rising rig counts in the United States, and in particular the increase in the deep formation rig count, demand for our premium connections in the U.S. increased during 2004. In addition to the improvement in demand due to increased drilling activity, in 2004 customers generally stopped drawing down on their inventories of our products, which resulted in an additional incremental increase in customer orders and revenues. In contrast, during 2003, customers satisfied the increased demand for premium connections in part by significantly drawing down on their inventories of our products, which adversely affected our sales in 2003.
      We have a greater presence in some international markets than others. As a result, the success of our premium connections business internationally is particularly influenced by the level of drilling activities in certain locations that use our products. For 2004, demand in certain of our key international markets was considerably better than indicated by the slight increase in the overall international rig count. In particular, demand in Latin America was much stronger than the previous year. Announced plans to increase oil and gas drilling in Venezuela and Mexico helped to increase demand for our products in those countries.
      Our pressure control aftermarket revenue is influenced by the level of drilling activity throughout the world as measured by the U.S rig count and the worldwide offshore rig count, both of which were up during the year. As a result, our customers purchased a higher level of spare parts and repair services during 2004 as compared to 2003.
      Demand in the industry for new pressure control capital equipment was not as strong during the period of 2000 through 2004 as compared to demand for aftermarket replacement parts, due to the low level of rig construction and refurbishment worldwide. However, in March 2001, our pressure control segment received a $37 million order for four offshore drilling blowout prevention and control systems from GlobalSantaFe Corporation. Additionally during 2001 we received two orders from a subsidiary of Diamond Offshore Drilling, Inc. for blowout preventer multiplex control systems. During 2002 and 2003, we benefited from these orders as revenue and gross profit was recognized using the percentage-of-completion accounting method and significant progress on the orders was made during the year. Substantially all of these orders were completed during 2002 and 2003.
      During 2004, the capital equipment market continued to be weak, and we received no new significant capital equipment orders. Due to these market conditions, capital equipment revenue decreased during 2004 and was down 16% compared to 2003. However because of the increasing U.S. rig count, the pressure control aftermarket business increased 11% in 2004 as compared to 2003 and 7% in 2003 as compared to 2002.
Revenue
      With the exception of revenue from pressure control long-term projects, we record revenue for all products and services at the time such products are delivered or services are provided. In 2004, 95% of our revenue was recorded on this basis. For our pressure control long-term projects (which are generally contracts from six to eighteen months in duration and an estimated contract price in excess of $1 million), we recognize revenue using the percentage-of-completion method, measured by the percentage of cost incurred to estimated final cost. We use this method because we consider expended contract costs to be the best available measure of progress on these contracts. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. See “CRITICAL ACCOUNTING ESTIMATES” for more information regarding estimates and assumptions relating to revenue recognition.
Gross Profit
      Our gross profit is the difference between our revenue and our cost of sales. Cost of sales for our products include purchased raw materials and components, manufacturing labor, plant overhead expenses, and building and equipment depreciation. Some of the costs are fixed cost and cause our margins to suffer when demand is low and manufacturing capacity is underutilized. Also included in cost of sales are the costs of product warranty, product liability insurance and inventory valuation adjustments, including last in, first out inventory valuation adjustments and adjustments for obsolete and slow-moving inventory. We do not take title to the tubulars we thread for the United States and Canadian market, and therefore, own no inventories of tubulars for sales in these countries. However, we purchase tubulars for fulfilling a portion of our existing orders outside of the United States and Canada, which is generally less than 10% of our total revenue. For our pressure control products, we have inventory for existing orders in process as well as a replacement parts inventory both internationally and domestically. A majority of our inventory is for our pressure control segment.
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
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
Revenue
      Total revenue increased $73.3 million, or 35%, to $285.3 million for 2004 from $212.0 million in 2003. Premium connection revenue increased 68% to $184.8 million and pressure control revenue decreased 1% to $100.6 million. The increase in premium connection revenue was primarily the result of higher demand in certain markets, primarily Latin America, which included some restocking orders for Venezuela. In addition, increases in North America were due to higher sustained levels of deep formation drilling activity, operator mix within that sector and the cessation in general of distributor’s drawing down their inventory, which had negatively impacted order levels in 2003. The decrease in pressure control revenue was attributable to a 16% decrease in revenue from capital equipment due to lower revenue from long-term projects consistent with the low level of new rig construction and refurbishment in the industry. This decrease was partially offset by an 11% increase in pressure control aftermarket revenue, primarily repair and service activity, which resulted from increasing rig counts and drilling activity worldwide.
Gross Profit
      Gross profit increased $36.5 million, or 45%, to $118.4 million for 2004 from $81.9 million in 2003. Gross profit in our premium connection segment increased 86% due primarily to higher demand in both our international and domestic markets and price increases in selected international markets. This higher demand led to higher plant utilization, and accordingly lower, manufacturing costs per unit. Pressure control gross profit increased 2% from the prior year period due to increased revenue from higher-margin aftermarket products and was partially offset by a decline in capital equipment revenue which resulted in lower plant utilization and higher manufacturing costs per unit.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased $4.3 million to $52.0 million for 2004 compared to $47.7 million for 2003. This increase was primarily the result of employee incentive plan accruals related to the improved financial performance, higher expenses related to the compliance with the Sarbanes-Oxley Act requirements, and higher agent commissions due to increased international sales. As a percentage of sales, selling, general and administrative expenses decreased to 18% for 2004 from 23% for 2003.

Operating Income
      Operating income increased $32.2 million to $66.4 million for 2004, compared to $34.2 million for 2003. Operating income for our premium connection segment increased 120% to $60.9 million for 2004 compared to $27.6 million for 2003. Operating income for our pressure control segment increased $0.7 million, or 3%, from $20.3 million for 2003 to $21.0 million for 2004. Corporate and administration expenses were $15.5 million for 2004 compared to $13.7 million in 2003.
Interest Expense
      There was no interest expense in 2004 compared to $1.1 million in 2003. During the second quarter of 2003, our remaining debt of $30.0 million was repaid.
Provision for Income Taxes
      The provision for income taxes was $20.7 million for 2004 compared to $8.1 million for 2003. The year-ended 2004 included a $1.3 million U.S. income tax benefit (extraterritorial income exclusion), related to export shipments and a $0.9 million research and experimentation U.S. tax credit, while the prior year included a research and experimentation U.S. tax credit of $3.7 million. The extraterritorial income exclusion deduction recorded in 2004 is for years 2002 and 2003. The research and experimentation credit recorded in 2004 covers qualified spending for the two-year period from 2002 to 2003, while the credit recorded in 2003 covers qualified spending for the ten-year period from 1992 through 2001. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from the research and experimentation tax credit.
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
LIQUIDITY AND CAPITAL RESOURCES
      Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $124.6 million at December 31, 2004, and also had the capacity to borrow up to $18.9 million under our committed revolving credit facilities. At December 31, 2004, we had $1.1 million in outstanding letters of credit and no outstanding indebtedness.
      We believe that cash from operations and existing cash, cash equivalents and investment balances will be sufficient to meet anticipated cash requirements, including working capital needs, contractual obligations and planned capital expenditures, for at least the next 12 months. In the longer term, if we were to need additional cash, we could borrow under our credit facilities and anticipate that we could also raise additional funds through issuing debt or equity securities.
Operating Activities
      Cash provided by operating activities was $68.0 million for 2004 compared to $28.2 million for 2003. Cash provided by operating activities in 2004 was primarily the result of earnings and contractual cash payments received on long-term capital equipment projects.
      Cash provided by operations in 2003 was primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects, which was partially offset by a $7.0 million contribution to the U.S. defined benefit pension plan. Cash provided by operations in 2002 of $28.3 million was primarily from earnings, contractual cash payments received from customers for progress made on capital equipment long-term projects and utilization of deferred tax assets, the effects of which were partially offset by higher working capital requirements.
Investing Activities
      Net cash used in investing activities for 2004 was $72.3 million compared to $13.8 million in 2003. The investment of cash in 2004 was primarily for net investments in marketable securities of $59.2 million and capital spending of $12.4 million while the investment of cash in 2003 of $13.8 million was primarily for capital spending of $8.6 million and $4.2 million in net investments in marketable securities.

      Net cash used in investing activities for 2002 was $6.3 million which was attributable to capital spending of $17.9 million and net investments in held-to-maturity securities of $11.6 million.
      For more information on capital expenditures for the three years ended December 31, 2004 see “Capital Expenditures” below.
Financing Activities
      During 2004, we received net proceeds from the exercise of stock options of $7.6 million compared to $2.0 million and $1.5 million for the years ended 2003 and 2002, respectively. During 2003, we repaid $30 million of senior notes at maturity and as a result have no outstanding indebtedness. During 2002, we repaid $30.2 million of debt.
Credit Facilities
      We have two unsecured revolving lines of credit for working capital requirements that provide up to $20.0 million in total committed revolving credit borrowings through June 30, 2005. Of these, $15.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR-based interest rate. Interest rates fluctuate depending on our leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At December 31, 2004, there were no outstanding borrowings under either facility. The U.S. revolving line of credit contains financial covenants which require us to maintain a minimum level of tangible net worth and not to exceed a specified level of indebtedness or a maximum leverage ratio.. At December 31, 2004, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit.
      The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At December 31, 2004 there was approximately $1.1 million outstanding in letters of credit.
Contractual Cash Obligations
      The following paragraph summarizes the Company’s contractual cash obligations as of December 31, 2004.

	Payments Due by Period

	Total	2005	2006-2007	2008-2009	Thereafter

	(In millions)
Operating leases(1)	$2.7	$1.5	$1.1	$0.1	$—
Purchase Obligations(2)	41.1	34.0	3.7	3.4	—
Other long-term liabilities(3)	14.2	0.7	1.4	1.4	10.7

Total	$58.0	$36.2	$6.2	$4.9	$10.7

(1)	Represents obligations for minimum payments under noncancelable operating leases. The Company’s lease commitments are primarily for operating facilities, vehicles and equipment.

(2)	Represents obligations under outstanding purchase orders and other commitments and estimated future cash payments pursuant to contractual obligations related to investments for product-line expansions.

(3)	Represents estimated future cash payments for post-retirement health and life benefits, pension plan benefits and deferred compensation.

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
Capital Expenditures
      Capital expenditures for 2004 were $12.4 million, which included $8.2 million for our premium connection segment and $2.4 million for our pressure control segment, in both cases primarily to support plant equipment replacements and upgrades, and $1.8 million for general corporate purposes.
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
      If current industry conditions continue, we expect our 2005 capital expenditures to be approximately $12.0 to $15.0 million, primarily to support manufacturing operations and engineering, research and development activities.
Dividends
      We have not paid any dividends on our common stock or our class B common stock since prior to our initial public offering in October 2000. We have no plans to declare or pay any dividends in the immediate future. Any declaration of a dividend would be dependent upon Hydril’s results of operations, financial condition, cash position and requirements, investment and acquisition opportunities, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors.
BACKLOG
      Pressure control capital equipment backlog which includes orders for capital equipment and long-term projects, at December 31, 2004 and 2003 was $14.6 million and $11.5 million, respectively. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders and the majority of such orders are cancelable at will by the purchaser without penalty.
TAX MATTERS
      As of December 31, 2004, we had deferred tax assets, net of deferred tax liabilities, of $9.0 million. These assets are benefits to us as long as we expect to have sufficient future income in the United States.
      Management projections indicate that sufficient income will be generated in future years to realize the tax assets, and therefore, no valuation allowance was required.

      We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions on our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.
      Our tax filings are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly we provide taxes in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”, only for the amounts we believe will ultimately result from these proceedings. We believe that the amount currently provided for potential assessments will not be settled in the next twelve months and such amount does not have a significant impact on our liquidity. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.
CRITICAL ACCOUNTING ESTIMATES
      Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. We consider the estimates in the following areas to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
Revenue Recognition
      Revenue for most of our products and services is recognized at the time those products are delivered or services are performed. For the years ended December 31, 2004, 2003 and 2002 approximately 95%, 87% and 84%, respectively, of our total revenues were recognized on this basis.
      A smaller portion of our revenue is generated from long-term contracts in our pressure control segment. These long-term contracts are generally contracts from six to eighteen months with a contract price in excess of $1.0 million. Revenue from long-term contracts was approximately 5%, 13% and 16% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Pressure control capital equipment backlog, which includes future long-term contract revenue, was $14.6 million, $11.5 million and $32.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      For the years 2002 through 2004, our estimates of total costs and costs to complete have approximated actual costs incurred to complete contracts. However, there are many factors that impact future costs, including but not limited to the cost of labor and materials and other factors as outlined in our “RISK FACTORS.” Unexpected changes in these factors could affect the accuracy of our estimates and materially impact our future reported earnings.
Inventories
      Our inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 73% and 80% of total gross inventories at December 31, 2004 and 2003, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost of inventory would have been $13.5 million, $13.4 million and $13.3 million higher at December 31, 2004, 2003 and 2002, respectively.
      The Company provides a reserve for the difference between the carrying value of excess or obsolete inventory items and their estimated net realizable value (market price). The reserve was $9.8 million, $11.1 million and $7.7 million at each of December 31, 2004, 2003 and 2002. Additions to the reserve were $2.8 million, $4.0 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our industry is cyclical in nature, which can cause some inventory items to be slow-moving and in excess between industry cycles. As a result, our provision for excess and obsolete inventory has tended to be higher for the 2002 through 2004 periods when our industry, and especially the pressure control capital equipment market, was weaker than in prior periods.
      In order to determine the appropriate reserve for excess and obsolete inventory, we perform a detailed review of inventory at least annually and review the reserve on a more generalized basis at least quarterly. Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our estimates regarding future market demand and other factors. We could be required to increase or decrease our reserve as a result of unexpected change in market demand for specific products or changes in customer purchasing decisions due to a shift in market activity. We could be required to increase our reserve as a result of new technology that renders certain products obsolete. Changes to the reserve are recorded as an expense and included in cost of sales. We believe that our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. If an additional 1% of our gross inventories had been determined to be excess or obsolete inventory during 2004, our pre-tax income would have been reduced by approximately $0.6 million.
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
      The reserve for product warranties was $2.3 million, $2.2 million and $3.3 million as of December 31, 2004, 2003 and 2002, respectively, and additions to the warranty reserve were $0.7 million, $0.3 million and $0.7 million for the respective years then ended. Actual warranty claims paid were $0.5 million, $1.3 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. We believe that our reserve for product warranties is sufficient based on our current estimates. However, because we manufacture complicated products that are subjected to harsh drilling environments, our experience with warranty claims may vary from period to period. Should actual product claims or repair costs be higher than the Company’s current estimates, increases in the estimated warranty liability could be required.
Pension Plan
      The Company has a frozen defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees’ years of service and compensation. No additional benefits are being accrued under this plan, which was frozen effective December 31, 2001. At December 31, 2004, the Company had an estimated unfunded pension obligation under the plan of $0.8 million. Net periodic pension cost was $0.1 million, $0.1 million and $0.2 million for each of the years ended December 31, 2004, 2003 and 2002. The Company did not make any contributions to the pension plan in 2004, however $7.0 million was contributed in 2003. Based on current expectations, the Company does not plan to make any contribution during 2005.
      The Company’s pension costs and obligations recorded in the financial statements are determined on an actuarial basis. In order to estimate the pension obligation, management must make assumptions regarding the discount rate used to determine the present value of liabilities and the rate of return on pension assets. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. The assumed discount rate used in determining the benefit obligation was 6.0%, 6.0% and 6.5% at December 31, 2004, 2003 and 2002, respectively. The assumed discount rate used in determining the net periodic cost was 6%, 6.5% and 6.75% at December 31, 2004, 2003 and 2002. Discount rates are based on the yield of high quality corporate bonds. Significant changes in the discount rate, such as those caused by changes to the yield curve, the mix of bonds available in the market, the maturity of selected bonds, and the timing of expected benefit payments may result in volatility. Plan assets consist primarily of investments in equities and fixed income funds. The expected long-term rate of return on pension plan assets at December 31, 2004, 2003 and 2002 was 6.0%, 8.0% and 8.0%, respectively. The expected long-term rate of return is based on anticipated future returns in each of the plan’s asset categories. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected benefit obligation and benefit costs.
      The following table illustrates the sensitivity to a change in certain assumptions used in the calculation of pension expense for the year ending December 31, 2004 and the calculation of the projected benefit obligation (PBO) at December 31, 2004 for the Company’s pension plan:

	Impact on		Impact on
	2004 Pre-Tax		December 31, 2004
	Pension Expense		PBO

	(In millions)
Change in Assumption:
50 basis point decrease in discount rate	$0.2		$2.5
50 basis point increase in discount rate		*	(2.3)
50 basis point decrease in expected return on assets	0.1		n/a
50 basis point increase in expected return on assets	(0.1)		n/a

*	Amount was negligible.
Post Retirement Health and Life Benefits
      The Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before December 31, 1989, who have or will retire under one of the Company’s pension plans. At December 31, 2004, the Company had an estimated unfunded obligation for retiree life and health of approximately $8.2 million. The Company recognized post-retirement benefit income for the years ended December 31, 2004 and 2003 of approximately $91,000 and $29,000, respectively, and had post-retirement benefit expense of $67,000 for the year ended December 31, 2002. The Company made cash payments to pay for post-retirement health and life benefits of $0.6 million and $0.7 million for the years ended December 31, 2004 and 2003, respectively.
      The Company’s costs and obligations related to its post-retirement health and life benefits that are recorded in the financial statements are determined on an actuarial basis. In order to estimate the obligation, management must make many assumptions including the discount rate (discussed above under “Pension Plan”), healthcare cost trends and certain employee-related factors, such as turnover, retirement age and mortality. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. The assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health and life plan. An 11% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2004 in determining the benefit obligation for the post-retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2011 and remain at that level thereafter. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected obligation and costs as well as other calculations.
      The following table illustrates the sensitivity to a change in certain assumptions used in the calculation of components of post-retirement health and life costs for the year ended December 31, 2004 and the calculation of benefit obligation at December 31, 2004 for the Company’s post-retirement health and life benefits:

	Impact on 2004	Impact on December 31,
	Service and Interest	2004 Benefit Obligation

	(In millions)
Change in Assumption:
50 basis point decrease in discount rate	*	$0.2
50 basis point increase in discount rate	*	(0.2)
100 basis point decrease in healthcare cost trend rates	n/a	n/a
100 basis point increase in healthcare cost trend rates	n/a	n/a

*	Amount was negligible.
RISK FACTORS
      You should consider carefully the following risk factors and all other information contained in this report. Any of the following risks could impair our business, financial condition and operating results.

A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.
      Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Demand for our pressure control capital equipment is directly affected by the number of drilling rigs being built or refurbished. Drilling rig utilization and day rates have not experienced sufficiently large or sustained improvements to result in significant refurbishment of drilling rigs or new rig construction. An extended decline in capital equipment orders could adversely affect revenue and operating income for our pressure control segment and could result in additional charges if we are required to take cost reduction measures in light of business conditions.

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
      There are a limited number of distributors who buy steel tubulars, contract with us to thread the tubulars and sell completed tubulars with our premium connections. In 2004, our eight distributors accounted for 64% of our premium connection sales in the United States and Canada.
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
      Contracts for our products and services are generally awarded on a competitive basis, and competition is intense. The most important factors considered by our customers in awarding contracts include:

•	availability and capabilities of the equipment;

•	ability to meet the customer’s delivery schedule;

•	price and indexes affecting price;

•	pipe costs and their impact on contract prices;

•	reputation;

•	experience;

•	safety record; and

•	technology.
      Many of our major competitors are diversified multinational companies that are larger and have substantially greater financial resources, larger operating staffs and greater budgets for marketing and research and development than we do. They may be better able to compete in making equipment available faster and more efficiently, meeting delivery schedules or reducing prices. In addition, two or more of our major competitors could consolidate producing an even larger company. Also our competitors may acquire product lines or consolidate with another company in the oilfield services and equipment industry, and as a result be able to offer a more complete package of drilling equipment and services rather than providing only individual components. For example, National Oilwell, a manufacturer and supplier of oilfield equipment, systems and services that has historically purchased Hydril pressure control equipment, recently merged with Varco International, a manufacturer of pressure control equipment and one of our primary competitors. As a result of any of the foregoing reasons, we could lose customers and market share to those competitors. These companies may also be in a better position to endure downturns in the oil and gas industry.
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
      In 2004, approximately 69% of our total revenue was derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 41% of our revenue was derived from products which were produced and used outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include:

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

We may lose premium connection business to international and domestic competitors who produce their own pipe, as well as other new entrants or lose business due to limitations on the availability of pipe for threading.
      Our premium connections are applied to steel tubulars produced by steel mills. In the United States and Canada and sometimes internationally, our premium connections are applied to steel tubulars purchased by a distributor from the steel suppliers. In international markets distribution is more varied. We also purchase the tubulars from the steel producers, thread them and sell the complete product, or thread tubulars held by the steel producer, which the producer then sells, or thread tubulars owned by the end-user. In any case, the price paid by the purchaser includes, but does not differentiate between, the costs of the steel pipe and the connection. Pricing of premium connections can be affected by steel prices, as the steel pipe is the largest component of the overall price. We have no control over the availability or the price of the steel pipe. Prices for steel pipe have increased in recent periods due to higher worldwide demand for steel, which in turn has contributed to a tight supply of tubulars for oil and gas applications. If these conditions persist and demand for pipe increases, we or our distributors could have difficulty obtaining plain-end pipe for us to thread. If we or our distributors are not able to obtain pipe for threading to satisfy customer demand, our business would be adversely affected.
      A number of steel producers, especially internationally, are integrated steel producers, who both produce and thread steel tubulars. For example, several foreign steel mills have formed a corporation that is licensed to produce and sell a competing premium connections product line outside of the United States and Canada. There are also some steel producers which market their own premium connections in North America. Due to the current tight supply of steel and steel tubulars and low levels of inventory of tubular goods for oil and gas applications in the industry generally, integrated producers may attempt to require that all or a greater portion of the pipe they produce bear their premium connections or change distribution methods in a way that is adverse to us. Integrated steel producers also have more pricing flexibility for premium connections since they control the production of both the steel tubulars to which the connections are applied, as well as the premium connections. This inherent pricing and supply control puts us at a competitive disadvantage, and we could lose business to integrated steel producers even if plain end pipe is available and we may have a better product. The recent acquisition or future acquisitions of U.S. tubular steel manufacturing capacity by foreign integrated steel producers could result in a loss of market share for Hydril. In addition, other domestic and foreign steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connections business and compete with us.

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
      We are subject to the usual risks associated with having a limited number of customers and end-users. The end-users of our products, who are not always our direct customers, are primarily international and domestic independent, major and state-owned oil and gas companies and drilling contractors. During 2004, we sold products to and services to approximately 1,030 customers. For 2004, Petroleos de Venezuela S.A. (PdVSA) the state-owned oil and gas company of Venezuela, represented 11% of our consolidated revenue; and we estimate that Petroleos Mexicanos (Pemex) indirectly represented 14% of our consolidated revenue. In 2004, our two largest premium connection customers accounted for 23% and 17% of segment sales, and our ten largest premium connection customers accounted for 71% of total segment sales. In 2004, our two largest pressure control customers each accounted for 12% of segment sales and our ten largest pressure control customers accounted for 62% of segment sales.
      The loss of one or more of our significant customers or end-users, a reduction in exploration and development budgets as a result of industry consolidation or other reasons or a transfer of deep formation drilling prospects to end-users that do not rely as heavily on premium products could adversely affect demand for our products and services and reduce our revenue.

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
      For example, while we have incurred significant amounts in the development of new technologies, such as subsea mudlift drilling, demand for new products may be limited for various reasons. In the case of subsea mudlift drilling, due in part to the cost to implement the technology, we do not anticipate any customer orders for the product in the near future. In addition, there are other groups of companies in our industry that are also developing competing technologies for deepwater drilling, and they may be ahead of us in completing development of their technology or develop more cost-effective competing products.
      If we are unable to successfully implement technological or R&D type activities, our growth prospects may be reduced and the level of our future revenue may be materially and adversely affected. In addition, we would be required to write-off any capitalized investment in a product that is not a commercial success and does not have an alternative use. For example, in the case of advanced composite tubing, we wrote off a portion of our investment in the third quarter of 2004, recording a pre-tax impairment charge of $0.7 million, and then sold the fixed assets, inventory and intellectual property rights at an amount approximating the net book value of such assets at the end of 2004. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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
      Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our President and Chief Executive Officer, Charles E. Jones, our Executive Vice President and Chief Operating Officer, Neil G. Russell, our Senior Vice President-Premium Connections and Senior Vice President-Business Development, Chuck Chauviere, our Vice President-Pressure Control, and Chris D. North, our Chief Financial Officer. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-

competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.

Our quarterly sales and earnings may vary significantly, which could cause our stock price to fluctuate.
      Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions that can affect our customers’ operations;

•	changes in commodity prices and currency exchange rates, which in some cases affect the prices for our products;

•	pipe costs and their impact on contract prices;

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry; and

•	changes in drilling and exploration plans which can be particularly volatile in international markets.
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
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), Share-Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R). The pro forma table in Note 1 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We will adopt SFAS No. 153 on July 1, 2005. The Company believes the implementation of SFAS 153 will not have a material effect on the Company’s results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “... under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges ....” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company believes the implementation of SFAS 151 will not have a material effect on the Company’s results of operations or financial condition.
      In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material effect on the Company’s results of operations or financial condition.

ITEM 7A. —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
      There were no outstanding borrowings under our lines of credit at December 31, 2004 or 2003. Floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
      At December 31, 2004 or 2003, we did not hedge interest rate exposure.
Foreign currency exchange rate risk
      Our operations are conducted in certain countries around the world in a number of different currencies. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, the U.S. dollar. In order to mitigate the effect of exchange rate changes, a substantial portion of our contracts provide for collections from customers in U.S. dollars. In 2004, revenue from our international subsidiaries was $143.8 million, with $54.7 million denominated in foreign currency. Of these foreign currency denominated sales, $30.2 million were in local currency, but based on the exchange rate for the U.S. dollar at the time of shipment. In 2003, revenue from our international subsidiaries was $78.9 million, with $37.9 million denominated in foreign currency. Of these foreign currency denominated sales, $26.0 million were in local currency, but based on the exchange rate for the U.S. dollar at the time of shipment.
      We had no foreign currency denominated borrowings outstanding at December 31, 2004 or 2003.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HYDRIL

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Hydril’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Hydril’s internal control system was designed to provide reasonable assurance to Hydril’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
      Management assessed the effectiveness of Hydril’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes Hydril maintained effective internal control over financial reporting as of December 31, 2004.
      Management’s assessment of the effectiveness of Hydril’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP. Their attestation report on management’s assessment of Hydril’s internal control over financial reporting is also included on page 41 of this report.
Houston, Texas
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hydril Company
Houston, Texas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hydril Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Houston, Texas
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hydril Company
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Hydril Company and subsidiaries (“Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hydril Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
March 15, 2005

HYDRIL COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share information)
CURRENT ASSETS:
Cash and cash equivalents	$51,733	$48,214
Investments and marketable securities	69,365	12,756
Receivables:
Trade, less allowance for doubtful accounts: 2004, $1,214; 2003, $1,127	56,053	35,415
Contract costs and estimated earnings in excess of billings	4,860	4,366
Other	1,528	1,313

Total receivables	62,441	41,094

Inventories:
Finished goods	21,179	24,190
Work-in-process	8,854	5,320
Raw materials	4,787	6,906

Total inventories	34,820	36,416

Deferred tax asset	8,794	9,095
Other current assets	3,422	4,422

Total current assets	230,575	151,997

PROPERTY:
Land and improvements	21,314	21,021
Buildings and improvements	54,718	53,217
Machinery and equipment	162,785	163,574
Construction-in-progress	5,710	2,106

Total	244,527	239,918
Less accumulated depreciation and amortization	(142,159)	(134,871)

Property, net	102,368	105,047

OTHER LONG-TERM ASSETS:
Investments	3,501	958
Deferred tax asset	588	3,465
Other assets	6,614	5,649

TOTAL	$343,646	$267,116

See notes to consolidated financial statements

HYDRIL COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share
	information)
CURRENT LIABILITIES:
Accounts payable	$23,292	$13,481
Billings in excess of contract costs and estimated earnings	342	487
Accrued liabilities	24,817	17,184
Income taxes payable	5,902	4,350

Total current liabilities	54,353	35,502

LONG-TERM LIABILITIES:
Deferred tax liability	410	140
Other	14,100	14,464

Total long-term liabilities	14,510	14,604

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock — authorized, 10,000,000 shares of $1 par value; none issued or outstanding
Common stock — authorized 75,000,000 shares of $.50 par value; 18,651,458 and 16,058,792 shares issued and outstanding at December 31, 2004 and 2003, respectively	9,326	8,029
Class B common stock — authorized, 32,000,000 shares of $.50 par value; 4,620,130 and 6,757,721 shares issued and outstanding at December 31, 2004 and 2003, respectively	2,310	3,379
Additional paid in capital	61,810	49,312
Retained earnings	206,546	160,059
Deferred compensation	(3,325)	(1,801)
Accumulated other comprehensive loss	(1,884)	(1,968)

Total stockholders’ equity	274,783	217,010

TOTAL	$343,646	$267,116

See notes to consolidated financial statements

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share and per share
	amounts)
REVENUE	$285,353	$212,017	$241,524
COST OF SALES	166,940	130,124	150,854

GROSS PROFIT	118,413	81,893	90,670

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	11,618	13,455	12,912
Sales and marketing	18,473	16,287	16,773
General and administration	21,916	17,988	16,660

Total	52,007	47,730	46,345

OPERATING INCOME	66,406	34,163	44,325
INTEREST EXPENSE	—	(1,101)	(4,831)
INTEREST INCOME	1,113	724	1,477
OTHER EXPENSE, NET	(335)	(135)	(214)

INCOME BEFORE INCOME TAXES	67,184	33,651	40,757
PROVISION FOR INCOME TAXES	20,697	8,073	14,265

NET INCOME	$46,487	$25,578	$26,492

EARNINGS PER SHARE:
BASIC	$2.02	$1.13	$1.18
DILUTED	$1.98	$1.11	$1.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	22,996,401	22,710,838	22,414,111
DILUTED	23,432,493	23,000,621	22,833,246
See notes to consolidated financial statements

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2003 and 2004

			Class B					Accumulated
	Common Stock		Common Stock		Additional			Other
					Paid in	Retained	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

	(In thousands, except share amounts)
Balance, December 31, 2001	14,359,596	$7,180	7,966,404	$3,983	$41,033	$107,989	$—	$—	$160,185

Net Income	—	$—	—	$—	—	$26,492	$—	$—	$26,492

Other Comprehensive Loss, net of tax
Minimum pension liability adjustment							—	(2,523)	(2,523)

Total Comprehensive Income	—	—	—	—	—	26,492	—	(2,523)	23,969

Issuance of Common stock-employee stock purchase plan and exercise of stock options	216,065	108	—	—	1,485	—	—	—	1,593
Tax benefit on option exercises	—	—	—	—	1,295	—	—	—	1,295
Issuance of Class B Common stock-exercise of stock options	—	—	20,000	10	85	—	—	—	95
Conversion of Class B Common stock to Common stock	793,977	397	(793,977)	(397)	—	—	—	—	—

Balance, December 31, 2002	15,369,638	$7,685	7,192,427	$3,596	$43,898	$134,481	$—	$(2,523)	$187,137

Net Income	—	$—	—	$—	—	$25,578	$—	$—	$25,578

Other Comprehensive Loss, net of tax
Minimum pension liability adjustment							—	555	555

Total Comprehensive Income	—	—	—	—	—	25,578	—	555	26,133

Issuance of Common stock-employee stock purchase plan and exercise of stock options	239,448	119	—	—	2,011	—	—	—	2,130
Tax benefit on option exercises	—	—	—	—	1,295	—	—	—	1,295
Issuance of Class B Common stock-exercise of stock options	—	—	15,000	8	64	—	—	—	72
Conversion of Class B Common stock to Common stock	449,706	225	(449,706)	(225)	—	—	—	—	—
Awards of Restricted units/stock	—	—	—	—	2,066	—	(2,066)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	243	—	243
Forfeitures of restricted units	—	—	—	—	(22)	—	22	—	—

Balance, December 31, 2003	16,058,792	$8,029	6,757,721	$3,379	$49,312	$160,059	$(1,801)	$(1,968)	$217,010

Net Income	—	$—	—	$—	—	$46,487	$—	$—	$46,487

Other Comprehensive Loss, net of tax
Minimum pension liability adjustment							—	84	84

Total Comprehensive Income	—	—	—	—	—	46,487	—	84	46,571

Issuance of Common stock-employee stock purchase plan, exercise of stock options, restricted stock and vested restricted units	446,218	224	—	—	7,546	—	—	—	7,770
Tax benefit on option exercises	—	—	—	—	2,773	—	—	—	2,773
Issuance of Class B Common stock-exercise of stock options	—	—	8,857	4	37	—	—	—	41
Conversion of Class B Common stock to Common stock	2,146,448	1,073	(2,146,448)	(1,073)	—	—	—	—	—
Awards of Restricted units/stock	—	—	—	—	2,374	—	(2,374)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	618	—	618
Forfeitures of restricted units	—	—	—	—	(232)	—	232	—	—

Balance, December 31, 2004	18,651,458	$9,326	4,620,130	$2,310	$61,810	$206,546	$(3,325)	$(1,884)	$274,783

See notes to consolidated financial statements

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,487	$25,578	$26,492

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	618	243	—
Depreciation	12,637	11,900	10,827
Deferred income taxes	3,127	(1,539)	2,020
Provision for doubtful accounts	81	236	(136)
Gain on sale of real estate holdings not used in operations	—	(104)	—
Change in operating assets and liabilities:
Receivables	(20,934)	(1,175)	1,825
Contract costs and estimated earnings in excess of billings	(494)	463	(4,829)
Inventories	1,596	5,068	7,393
Other current and noncurrent assets	6,276	95	(1,939)
Accounts payable	9,811	(242)	(9,635)
Billings in excess of contract costs and estimated earnings	(145)	(4,494)	(7,660)
Accrued liabilities	7,717	(3,917)	1,867
Income taxes payable	1,552	587	1,314
Other long-term liabilities	(364)	(4,470)	795

Net cash provided by operating activities	67,965	28,229	28,334

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(35,304)	(18,931)	(20,881)
Proceeds from held-to-maturity investments	20,891	20,705	32,464
Purchase of available for sale investments	(47,495)	(7,925)	—
Proceeds from available for sale investments	2,755	2,000	—
Capital expenditures	(12,356)	(8,558)	(17,928)
Other, net	(750)	(1,097)	—

Net cash used in investing activities	(72,259)	(13,806)	(6,345)

NET CASH FROM FINANCING ACTIVITIES:
Repayment of debt	—	(30,000)	(30,234)
Repayment of capital leases	—	—	(52)
Net proceeds from issuance of common stock	242	230	185
Net proceeds from exercise of stock options	7,571	1,971	1,503

Net cash provided by (used in) financing activities	7,813	(27,799)	(28,598)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,519	(13,376)	(6,609)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,214	61,590	68,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,733	$48,214	$61,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$1,044	$4,700
Income taxes paid:
Domestic	2,530	—	2,043
Foreign	8,678	7,685	6,715
See notes to consolidated financial statements

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Nature of Operations — Hydril Company (the “Company”) operates principally in the oilfield equipment industry on a worldwide basis. Operations involve engineering, manufacturing and marketing high performance specialty equipment for use in the exploration and production of oil and gas. The Company’s customer base consists primarily of steel pipe distributors, major oil companies, independent oil and gas producers, state-owned oil and gas companies and drilling contractors. The Company operates in two business segments — Premium Connection and Pressure Control (see Note 14 for further information).
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
      Revenue Recognition — Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below. For the years ended December 31, 2004, 2003 and 2002 approximately 95%, 87% and 84%, respectively, of our total revenues were recognized on this basis.
      The Company’s pressure control segment includes revenue from long-term contracts. These contracts generally have a term of six to eighteen months, an estimated contract price in excess of $1,000,000, and are recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract were anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent. It is possible, but not contemplated, that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes. Revenue from long-term contracts was approximately 5%, 13% and 16% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.
      Cash and Cash Equivalents — Cash equivalents are highly liquid investments including commercial paper, time deposits and money market mutual funds having original maturities of three months or less.
      Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.
      The Company has investment securities classified as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2004 and 2003, the Company held $50,664,000 and $5,925,000 in “available for sale” securities, respectively. The fair value of these securities as of December 31, 2004 and 2003 approximates the carrying value. The realized and unrealized gains and losses related to these available for sale investments were immaterial to the results of operations. The contractual maturities of these investments vary with $1,000,000 maturing within one year, $500,000 maturing in one to five years and the balance maturing after ten years. While the contractual maturities of these investments can be greater than one year, they are classified as short-term investments because they are redeemable in less than one year and it is management’s intent that they be available for use in current operations.
      The accompanying 2003 consolidated balance sheet reflects a reclassification of $5,925,000 to short-term investments that had previously been included in cash equivalents. After further guidance, the Company determined that the contractual terms of these instruments did not meet the definition of a cash equivalent.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additionally, the Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to maturity. As of December 31, 2004 and 2003, the Company held $22,202,000 and $7,789,000, respectively of corporate investment securities classified as “held to maturity.” Contractual maturities of these securities at December 31, 2004 include $18,701,000 which mature in 2005 and $3,501,000 which mature in 2006.
      Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible. An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(In thousands)
Beginning balance	$1,127	$1,039	$1,332
Additions charged to expense	81	141	289
Accounts written off	(37)	(45)	(103)
Other adjustments	43	(8)	(479)

Ending balance	$1,214	$1,127	$1,039

      Other adjustments consist primarily of the collection of a customer’s account previously determined as doubtful for collection, and other adjustments reflecting current economic conditions.
      Inventories — Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 73% and 80% of total gross inventories at December 31, 2004 and 2003, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost would have been $13,502,000, $13,369,000 and $13,263,000 higher at December 31, 2004, 2003 and 2002, respectively.
      The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value. An analysis of the excess and obsolete inventory reserve for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(In thousands)
Beginning balance	$11,103	$7,727	$8,045
Provision for excess and obsolete inventory	2,753	4,022	3,873
Inventory disposed of during the year	(4,046)	(646)	(4,191)

Ending balance	$9,810	$11,103	$7,727

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

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in other assets within the consolidated balance sheets at December 31, 2004 and 2003 are $2,082,000 and $2,173,000 respectively, of real estate holdings. These holdings are composed of land and buildings in the United States not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Such holdings are reported at the lower of their carrying amount or fair value less estimated costs to sell.
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
      In the third quarter of 2004, the Company tested for recoverability the carrying value of its assets included in the Advanced Composite product line, after concluding that it was more likely than not that these assets would be sold or disposed of significantly before the end of their estimated useful lives. Advanced Composite was a product line included within the Company’s Premium Connection segment. Revenue for the three years ended 2004, 2003 and 2002 for this product line was $1,505,000, $1,562,000 and $917,000, respectively. An impairment charge of $727,000 pretax was recorded as a component of cost of sales as a result of this recoverability test. In December 2004, the Company sold the fixed assets, inventory and intellectual property rights of Advanced Composites at an amount approximating the net book value of such assets.
      Product warranties — The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, or for repair at no cost to the customer, or the issuance of a credit to the customer. The Company accrues its estimated exposure for product warranties based on known warranty claims as well as current and historical warranty costs incurred. See Note 2 for further information on product warranties.
      Research and Development Costs — The Company engages in research and development activities to develop new products and to significantly improve existing products. The Company expenses as incurred all research and development costs that are not reimbursable by other parties. Research and development expenses, net of reimbursement, were $3,553,000, $3,939,000 and $3,906,000, for the years ended December 31, 2004, 2003 and 2002, respectively.
      Stock-Based Compensation — The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option plans to the extent that the quoted market price of the stock at the measurement date was equal to or less than the amount the employee is required to pay for the stock. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.
      Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, the Company’s net income would have been decreased by $1,888,000, $1,827,000, and $1,661,000 in 2004, 2003 and 2002, respectively.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31

	2004	2003	2002

	(In thousands except per share
	data)
Net income, as reported	$46,487	$25,578	$26,492
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,888)	(1,827)	(1,661)

Proforma net income	$44,599	$23,751	$24,831

Earnings per share:
Basic-as reported	$2.02	$1.13	$1.18
Basic-proforma	$1.94	$1.05	$1.11
Diluted-as reported	$1.98	$1.11	$1.16
Diluted-proforma	$1.90	$1.03	$1.09
      The pro forma fair value of options at the date of the grant was estimated using the Black-Scholes model and the following assumptions:

	2004	2003	2002

Expected life (years)	3.71	5.50	6.25
Interest rate	3.67%	2.75%	3.18%
Volatility	36.00%	49.83%	50.18%
Dividend yield	0%	0%	0%
Weighted-average fair value per share at grant date	$9.34	$13.12	$13.26
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
      Our tax filings are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly we provide taxes in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”, only for the amounts we believe will ultimately result from these proceedings. We believe that the amount currently provided for potential assessments will not be settled in the next twelve months and such amount does not have a significant impact on our liquidity. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.
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
      Concentration of Credit and Customer Risk — The Company sells its products to steel pipe distributors, major and independent domestic and international oil and gas companies, state-owned oil and gas companies and national oil companies, as well as domestic and international drilling contractors and rental companies. See Note 14 for further information on major customers. The Company performs ongoing credit evaluations of its customers and provides allowance for probable credit losses where necessary.
      Reclassifications — Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year’s presentation.

2.	ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
      Accrued liabilities and other long-term liabilities as of December 31, 2004 and 2003 consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Accrued liabilities:
Accrued payroll, bonus and related	$7,270	$3,904
Employee benefits	4,031	3,272
Product warranties	2,341	2,192
Taxes (property, sales, payroll, other)	6,145	4,479
Other	5,030	3,337

Total	$24,817	$17,184

Other long-term liabilities:
Post retirement health and life benefits	$7,953	$8,695
Deferred compensation	2,745	2,334
Income tax obligation	2,564	2,564
Pension plan benefits	839	871

Total	$14,101	$14,464

      The changes in the aggregate product warranty liability is as follows for the years ended December 31:

	2004	2003	2002

	(In thousands)
Beginning balance	$2,192	$3,274	$3,224
Claims paid	(530)	(1,337)	(690)
Additional warranty charged to expense	679	255	740

Ending balance	$2,341	$2,192	$3,274

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	LONG-TERM CONTRACTS
      The components of long-term contracts as of December 31, 2004 and 2003 consist of the following:

	December 31,

	2004	2003

	(In thousands)
Costs and estimated earnings on uncompleted contracts	$23,860	$34,682
Less: billings to date	(19,342)	(30,803)

Excess of billings over costs and estimated earnings	$4,518	$3,879

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$4,860	$4,366
Billings in excess of contract costs and estimated earnings	(342)	(487)

Total	$4,518	$3,879

4.	LINES OF CREDIT
      Revolving lines of credit — At December 31, 2004, the Company had available $20,000,000 in total committed unsecured revolving lines of credit which extend through June 30, 2005. Of this, $15,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Under both the domestic and foreign lines, the Company may, at its election, borrow at either a prime or LIBOR-based interest rate. Interest rates fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At December 31, 2004, there were no outstanding borrowings under either facility.
      The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At December 31, 2004 there was approximately $1,061,000 outstanding in letters of credit.
      Covenants — The U.S. revolving line of credit requires the Company to comply with certain financial covenants. The line of credit requires that the Company maintain a minimum level of tangible net worth and not exceed a specified level of indebtedness or a maximum leverage ratio. At December 31, 2004, the Company was in compliance with these covenants. The foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit.

5.	INCOME TAXES
      The geographical sources of income before income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

	(In thousands)
United States	$28,804	$15,952	$16,337
Foreign	38,380	17,699	24,420

Income before income taxes	$67,184	$33,651	$40,757

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

	(In thousands)
United States:
Current	$5,563	$3,959	$4,496
Deferred	1,965	(1,945)	1,482
Foreign:
Current	12,007	5,653	7,749
Deferred	1,162	406	538

Total	$20,697	$8,073	$14,265

      Tax benefits of $2,773,000, $1,295,000 and $1,295,000 associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2004, 2003, 2002, respectively.
      The consolidated effective income tax rates (as a percentage of income before income taxes) for the years ended December 31, 2004, 2003 and 2002 varies from the United States statutory income tax rate for the reasons set forth below:

	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.1%	0.2%	0.7%
Research and experimentation tax credit	(2.1)%	(11.0)%	—
Extraterritorial Income Exclusion	(2.3)%	(0.2)%	(0.7)%

Effective Rate	30.7%	24.0%	35.0%

      Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	2004	2003

	(In thousands)
Deferred tax assets:
Inventory capitalization cost	$2,433	$2,886
Accrued expenses and other items not deductible for tax purposes	7,823	8,124
Alternative minimum tax and research credits	12,624	5,457
Other	2,568	1,945

Total deferred tax assets	25,448	18,412
Deferred tax liabilities:
Property, plant and equipment	(7,267)	(5,848)
Unrepatriated foreign earnings and other foreign deferred taxes	(9,208)	(144)

Total deferred tax liability	(16,475)	(5,992)

Net deferred tax asset	$8,973	$12,420

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the first quarter of 2004, the Company completed a research and experimentation tax study which resulted in a $920,000 credit to the Company’s income tax provision. The research and experimentation tax credit covers qualified spending for the two-year period from 2002 through 2003. Expenses of $125,000 associated with the study are included in general and administrative expenses for that quarter. Additionally, during the third quarter of 2004, the Company recorded a $1,350,000 U.S. income tax benefit (extraterritorial income exclusion), related to export shipments for the years 2002 and 2003. The extraterritorial income exclusion provides an exemption of gross income in computing the U.S. taxable income of eligible taxpayers. In general, only those goods sold or leased for use outside of the U.S. are eligible for the exclusion.
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
      At December 31, 2004, the Company had approximately $7,203,000 of research and experimentation tax credits which are available to reduce future U.S. income taxes payable up to the alternative minimum tax, if any, through the year 2017. The Company’s $5,421,000 alternative minimum tax credits may be carried forward indefinitely under U.S. law.

6.	EMPLOYEE BENEFITS
      Post Retirement Benefits — The Company has a defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees’ years of service and compensation. Plan assets consist primarily of investments in equities and money market funds. Effective December 31, 2001, this plan was frozen, and no additional benefits have been accrued under this plan since that date. Beginning January 1, 2002, the Company initiated a new retirement contribution plan to replace the previous plan covering substantially all of its U.S. employees. The new retirement contribution plan is discussed below under Defined Contribution Plan.
      Additionally, the Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before December 31, 1989, who have or will retire under one of the Company’s pension plans.
      The benefit obligation, value of plan assets, and funded status component costs of the plans are as follows:

			Post Retirement
	Defined Benefit		Health and Life
	Plan		Benefits

	2004	2003	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$30,589	$27,068	$6,902	$7,649
Service cost	—	—	50	56
Interest cost	1,828	1,747	347	403
Participant contributions	—	—	60	61
Benefits paid	(674)	(592)	(711)	(738)
Actuarial (gain)/loss	255	2,366	(790)	(529)

Benefit obligation at end of year	$31,998	$30,589	$5,858	$6,902

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Post Retirement
	Defined Benefit		Health and Life
	Plan		Benefits

	2004	2003	2004	2003

	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$29,710	$18,455	$—	$—
Actual return on plan assets	2,160	4,874	—	—
Employer contributions	—	7,000	651	677
Participant contributions	—	—	60	61
Benefits paid	(674)	(592)	(711)	(738)
Administrative expenses	(37)	(27)	—	—

Fair value of plan assets at end of year	$31,159	$29,710	$—	$—

Reconciliation of plan funded status:
Funded status	$(839)	$(879)	$(5,858)	$(6,902)
Unrecognized actuarial loss	—	—	(177)	612
Unamortized prior service benefit	—	—	(2,139)	(2,626)

Net amount recognized at year-end	$(839)	$(879)	$(8,174)	$(8,916)

	Defined Benefit			Post Retirement
	Plan			Health and Life Benefits

	2004	2003	2002	2004	2003	2002

	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$50	$56	$58
Interest cost	1,828	1,747	1,662	347	403	497
Expected return on plan assets	(1,760)	(1,755)	(1,525)	—	—	—
Amortization of prior service cost (benefit)	16	16	16	(488)	(488)	(488)
Amortization of net loss	20	129	—	—	—	—

Net periodic benefit cost	$104	$137	$153	$(91)	$(29)	$67

      The Company’s pension plan weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Defined
	Benefit Plan

	2004	2003

Percentage of Plan Assets:
Equity	31	66
Fixed income	69	34

Total	100	100

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts recognized in the consolidated balance sheet are as follows:

	Defined
	Benefit Plan

	2004	2003

	(In thousands)
Accrued benefit liability	$(839)	$(879)
Intangible asset	119	136
Accumulated other comprehensive income	2,899	3,027

Net amount recognized at the end of the year	$2,179	$2,284

      The additional year-end information for plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined
	Benefit Plan

	2004	2003

	(In thousands)
Projected benefit obligation	$31,998	$30,589
Accumulated benefit obligation	31,998	30,589
Fair value of plan assets at end of year	31,159	29,710
      The assumed discount rate used in determining the benefit obligation was 6.0%, 6.0% and 6.5% at December 31, 2004, 2003 and 2002, respectively. The assumed discount rate used in determining the net periodic benefit cost was 6%, 6.5% and 6.75% at December 31, 2004, 2003 and 2002. The expected long-term rate of return on pension plan assets at December 31, 2004, 2003 and 2002 was 6%, 8% and 8%, respectively. Based on current expectations, the Company does not plan to make any additional contributions to its defined benefit pension plan during 2005.
      An 11% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2004 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2011 and to remain at that level thereafter.
      The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A one percent change in the assumed health care cost trend rates would have the following effects:

	One Percent

	Increase	Decrease

	(In thousands)
Effect on total of service and interest cost components for 2004	$4	$(4)
Effect on December 31, 2004 benefit obligation	67	(65)
      Defined Contribution Plans — The Company has an employee savings plan under which U.S. employees can invest up to $13,000 of their earnings pre-tax, matched by an amount from the Company equal to one-half of the first 6% of the employees’ contributions. The Company’s contributions were $984,000, $955,000 and $918,000 in 2004, 2003 and 2002, respectively.
      Effective January 1, 2002, the Company initiated a new defined contribution retirement plan, in which the Company makes monthly contributions to a separate retirement contribution account for each employee as an addition to the savings plan discussed above. The contributions are a percentage of compensation ranging from 2%-7%, based on age. During 2004 and 2003, the Company’s contributions were $1,796,000 and $1,784,000, respectively.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Nonqualified Deferred Compensation Arrangement — Effective April 1, 2001, the Company implemented the Hydril Company Restoration Plan (“the Plan”, a nonqualified, deferred compensation arrangement for a select group of management or highly compensated employees. Under the terms of the Plan, participants can defer up to 15% of their regular base pay and 100% of bonuses that would otherwise be paid in cash. Additionally, the Plan allows participants to retain the benefits to which they would have been entitled under the Company’s savings plan except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The Company will make contributions to a rabbi trust to assist in meeting the liabilities of the Plan. A rabbi trust sets aside assets to pay for benefits under a nonqualified plan, but those assets remain subject to claims of Hydril’s general creditors in preference to the claims of plan participants and beneficiaries.
      Other — Substantially all of the Company’s employees in foreign locations are covered by either governmental-sponsored or Company-sponsored benefit plans. The aggregate liabilities and expenses of these foreign plans are not material to the consolidated financial statements.

7.	STOCKHOLDERS’ EQUITY
      Common Stock — The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.50 per share, and 32,000,000 shares of class B common stock, par value $.50 per share. At December 31, 2004 and 2003, 18,651,458 and 16,058,792 shares of common stock were issued and outstanding, and 4,620,130 and 6,757,721 shares of class B common stock were issued and outstanding, respectively.
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
      Preferred Stock — The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2004 and 2003, there were no shares of preferred stock issued or outstanding.
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

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Employee Stock Purchase Plan — The Hydril Company Employee Stock Purchase Plan (the “Stock Purchase Plan”), was implemented November 1, 2000, and 220,000 shares of common stock have been reserved for this plan. Under the Stock Purchase Plan, employees may purchase shares of the Company’s common stock at the lower of 85% of market value at the closing price on the first or last business day of each six-month period beginning on each July 1 and January 1, except that the first offering period was an eight-month period commencing on November 1, 2000 and ending on June 30, 2001. Purchases are limited to 10% of the employee’s regular pay. For the years ended December 31, 2004 and 2003, 12,400 and 11,413 shares respectively, were issued under this plan. In January 2005, an additional 4,969 shares were issued for the offering period July 2004 through December 2004.

8.	OTHER COMPREHENSIVE LOSS
      SFAS 130 “Reporting Comprehensive Income” requires minimum pension liability adjustments to be included in other comprehensive income. At December 31, 2004 and 2003, the Company had an unfunded accumulated benefit obligation in excess of the accrued pension expense. Accordingly, for the years ended December 31, 2004 and 2003, $84,000 and $555,000, respectively were recorded in other comprehensive income net of income tax at a rate of 35%.

9.	OTHER INCOME AND EXPENSE
      Surplus Property Expenses — Other expense for 2004, 2003, and 2002 includes surplus property expenses of $358,000, $349,000 and $360,000, respectively. These expenses are attributable to holdings composed of land and buildings in the United States not currently used in operations, which may be sold if prices acceptable to the Company can be obtained.

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

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the computation of basic and diluted net income per share:

		Weighted
		Average	Earnings
	Net Income	Shares	per Share

	(In thousands except per share data)
For the year ended December 31, 2002
Basic net income	$26,492	22,414	$1.18
Effect of dilutive stock options	—	419	—

Diluted net income	$26,492	22,833	$1.16

For the year ended December 31, 2003
Basic net income	$25,578	22,711	$1.13
Effect of dilutive stock options	—	290	—

Diluted net income	$25,578	23,001	$1.11

For the year ended December 31, 2004
Basic net income	$46,487	22,996	$2.02
Effect of dilutive stock options	—	436	—

Diluted net income	$46,487	23,432	$1.98

11.	COMMITMENTS AND CONTINGENCIES
      Leases — The Company’s lease commitments are principally for operating facilities, vehicles and equipment.
      Obligations for minimum payments under noncancelable operating leases for the years ended December 31 are as follows:

Operating

(In thousands)
2005	$1,529
2006	798
2007	348
2008	135
2009	2
Greater than five years	—

Total minimum lease payments	$2,812

      Rental expense was $1,667,000, $1,421,000 and $1,500,000, for the years ended December 31, 2004, 2003 and 2002, respectively.
      Litigation — The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.
      The Company has also been identified as a potentially responsible party at a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company continues to believe this matter will not have a material adverse effect on the financial position or results of operations of the Company.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company’s financial instruments at December 31, 2004 and 2003 consisted of cash and cash equivalents, investments, accounts receivable, and accounts payable. The carrying amounts of these items are a reasonable estimate of their fair values because of the short maturity of such instruments or because their interest rates approximate comparable market rates available to the Company.

13.	EQUITY COMPENSATION PLANS
      The Company’s 2000 Incentive Plan (the “2000 Plan”) allows for the granting to officers, employees, and non-employee directors of stock based awards covering a maximum of 1,950,000 shares of common stock.
      During 2004, 212,200 options were granted to officers and key employees for the purchase of common stock. Of these, 202,800 were granted at an exercise price of $28.79 per share and 9,400 were granted at an exercise price of $33.39 per share. During 2003, 189,140 options were granted to officers and key employees for the purchase of common stock. Of these, 185,459 were granted at an exercise price of $27.165 per share and 3,681 were granted at an exercise price of $29.8815 per share. During 2002, 184,000 options were granted to officers and key employees for the purchase of common stock. Of these 160,077 were granted at an exercise price of $25.49, 20,000 were granted at an exercise price of $23.65 and 3,923 were granted at an exercise price of $28.039. Options granted to officers and employees under the 2000 plan generally have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.
      Under the 2000 Plan, each nonemployee director is automatically granted nonqualified stock options each year following the annual meeting of stockholders. During 2004, each of the Company’s non-employee directors received a grant of non-qualified stock options to purchase 3,000 shares of common stock for a total of 24,000 shares at an exercise price of $28.79 per share. During 2003, each of the Company’s non-employee directors received a grant of non-qualified stock options to purchase 3,000 shares of common stock for a total of 24,000 shares at an exercise price of $27.165 per share. During 2002, each of the Company’s nonemployee directors received a grant of non-qualified stock options to purchase 2,942 shares of common stock for a total of 26,478 shares at an exercise price of $25.49 per share. Options granted to non-employee directors have a term of ten years, are fully vested upon the completion of one year of service as a non-employee director, have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.
      The Company’s 1999 Stock Option Plan (the “1999 Plan”) provided for the granting of options for the purchase of the Company’s class B common stock to officers and key employees of the Company. Such options vested over a four-year period and are exercisable for a ten-year period. An aggregate of 1,050,000 shares of class B common stock was reserved for grants of which a total of 702,000 shares were awarded. During 2003, the 1999 Plan was amended to provide that no further awards were to be made under the 1999 Plan.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock option activity, and related information for the years ended December 31, 2004,2003 and 2002, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2001	1,439,873	14.20

Granted	210,478	25.36
Exercised	(223,699)	6.72
Forfeited	—	—

Outstanding at December 31, 2002	1,426,652	$17.02

Granted	213,140	27.21
Exercised	(243,034)	8.11
Forfeited	(56,161)	19.35
Outstanding at December 31, 2003	1,340,597	$20.16

Granted	236,200	28.97
Exercised	(432,971)	17.49
Forfeited	(74,220)	22.76
Outstanding at December 31, 2004	1,069,606	$23.01

Options exercisable at December 31, 2002	339,406	$15.09
Options exercisable at December 31, 2003	515,523	$17.02
Options exercisable at December 31, 2004	344,006	$19.52
      The following table summarizes information about stock options outstanding as of December 31, 2004:

					Weighted Average
		Weighted Average			Exercise Price of
Range of		Remaining	Weighted Average	Exercisable	Exercisable
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Shares

$ 4.32 - $ 6.68	22,500	4.0	$4.32	22,500	$4.32
16.69 - 21.25	481,680	6.3	18.54	235,080	18.39
23.37 - 26.71	139,272	7.4	25.42	48,347	25.49
$26.71 - $30.05	406,778	8.9	28.10	28,103	27.17
$30.05 - $33.39	19,376	8.0	31.68	9,976	30.08

	1,069,606	7.4	$23.01	344,006	$19.52

      During 2004, the Company granted a total of 81,900 in restricted stock units and shares of restricted stock to officers and key employees. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock units and restricted stock generally lapse over a five year period with sixty percent vesting on the third anniversary of the date of grant and an additional twenty percent vesting on the fourth and fifth anniversary dates of the grant. In the event a grantee terminates employment with the Company, any restricted stock units or restricted stock remaining subject to restrictions are forfeited. During 2004, 600 of these awards were forfeited. Restricted stock and unit awards result in the recognition of deferred compensation. Deferred compensation is a contra-equity account with an offset to additional paid in capital and is amortized to operating expense over the vesting period of the award.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, the Company granted a total of 76,054 in restricted stock units and shares of restricted stock to officers and key employees. During 2004 and 2003, 7,900 and 800 of these awards were forfeited, respectively.
      Included in operating income in 2004 and 2003 is $618,000 and $243,000, respectively for amortization expense related to the 2004 and 2003 grants.
      Additionally, during 2004 each of the Company’s non-employee directors received a grant of 2,500 deferred share units, for a total of 20,000 units. Each deferred share unit represents one hypothetical share of common stock. The deferred share units vest and become payable three years from the date of grant if the director remains a member of the Company’s Board of Directors at such time, or earlier under specified circumstances. Upon vesting, the deferred share units are settled in cash at the fair market value of common stock on a one-for-one basis.

14.	SEGMENT AND RELATED INFORMATION
      In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company has identified the following reportable segments: Premium Connection and Pressure Control.
      Hydril is engaged worldwide in engineering, manufacturing and marketing of premium connection and pressure control products for oil and gas drilling and production. The Company sells its products to steel pipe distributors, major and independent, domestic and international oil and gas companies and drilling contractors. The Company’s products are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh conditions are typical for deepwater, deep-formation and horizontal or extended reach oil and gas wells.
      The Company’s premium connection segment manufactures premium connections that are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deepwater, deep-formation and horizontal or extended reach wells. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Bakersfield, California; Nisku, Alberta, and Dartmouth, Nova Scotia, Canada; Batam, Indonesia; Westwego, Louisiana; Veracruz, Mexico; Warri, Nigeria; Aberdeen, Scotland and Houston, Texas.
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
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income or loss.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial data for the Company’s business segments for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenue
Premium Connection	$184,782	$110,270	$127,116
Pressure Control	100,571	101,747	114,408

Total	$285,353	$212,017	$241,524

Operating income (loss)
Premium Connection	$60,899	$27,611	$36,721
Pressure Control	20,971	20,261	19,721
Corporate Administration	(15,464)	(13,709)	(12,117)

Total	$66,406	$34,163	$44,325

Depreciation and amortization
Premium Connection	$7,815	$7,367	$6,686
Pressure Control	2,920	2,769	2,394
Corporate Administration	1,902	1,764	1,747

Total	$12,637	$11,900	$10,827

Capital expenditures
Premium Connection	$8,188	$3,699	$9,601
Pressure Control	2,390	3,548	7,138
Corporate Administration	1,778	1,311	1,189

Total	$12,356	$8,558	$17,928

Total assets
Premium Connection	$121,333	$98,071	$103,822
Pressure Control	68,900	73,375	74,394
Corporate Administration	153,413	95,670	99,992

Total	$343,646	$267,116	$278,208

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

Revenue(1)
United States	$141,418	$132,960	$148,857
Other Western Hemisphere	59,656	35,355	34,008

Subtotal Western Hemisphere	201,074	168,315	182,865

Eastern Hemisphere	84,279	43,702	58,659

Total	$285,353	$212,017	$241,524

Long-lived assets(2)
United States	$81,063	$83,447	$86,035
Other Western Hemisphere	18,337	15,961	14,959

Subtotal Western Hemisphere	$99,400	$99,408	$100,994

Eastern Hemisphere	9,583	11,288	10,943

Total	$108,983	$110,696	$111,937

(1)	Revenue is presented on the basis of selling location.

(2)	Includes net property and other long-term assets, (excludes investments and deferred tax assets).
      For the year ended December 31, 2004, revenue from two customers of the Company’s premium connection segment represented 15% and 11% of the Company’s consolidated revenue.
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

15.	SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2004

	First		Second	Third		Fourth
	Quarter		Quarter	Quarter		Quarter

	(In thousands, except per share data)
Revenue	$57,497		$62,905	$78,427		$86,524
Gross profit	22,350		26,071	33,076		36,916
Operating income	10,457		13,368	19,768		22,813
Net income	7,874	(1)	9,023	14,441	(2)	15,149
Earnings per share:
Basic	$0.34		$0.39	$0.63		$0.65
Diluted	$0.34		$0.39	$0.61		$0.64

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter

	(In thousands, except per share data)
Revenue	$57,338	$54,551	$50,243		$49,885
Gross profit	22,299	21,610	18,799		19,185
Operating income	10,328	9,688	6,167		7,980
Net income	6,463	6,163	7,726	(3)	5,226
Earnings per share:
Basic	$0.29	$0.27	$0.34		$0.23
Diluted	$0.28	$0.27	$0.34		$0.23

(1)	Includes a U.S. research and experimentation income tax credit of $920,000 related to qualified spending for the two-year period from 2002 and 2003.

(2)	Includes a U.S. income tax benefit (extraterritorial income exclusion) of $1,300,000 related to export shipments for the years 2002 through 2003.

(3)	Includes a U.S. research and experimentation income tax credit of $3,705,000 related to qualified spending for the ten-year period from 1992 through 2001.

16.	RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), Share-Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R). The pro forma table in Note 1 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. We will adopt SFAS 123(R) on July 1, 2005.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We will adopt SFAS No. 153 on July 1, 2005. The Company believes the implementation of SFAS 153 will not have a material effect on the Company’s results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “... under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
treatment as current-period charges ...” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company believes the implementation of SFAS 151 will not have a material effect on the Company’s results of operations or financial condition. We will adopt SFAS 151 on January 1, 2006.
      In December 2003, we adopted SFAS No. 132 (Revised 2003), “Employees’ Disclosures about Pensions and Other Post Retirement Benefits.” The statement requires additional disclosures relating to pensions and other post-retirement benefits, which we have included in Note 6.
      In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 on July 1, 2004 did not have a material effect on the Company’s results of operations or financial condition.
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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
ITEM 9A — CONTROLS AND PROCEDURES
      Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2004, and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management report on internal control over financial reporting is included at page 41 of this Form 10-K and the attestation report of Deloitte & Touche LLP on management’s assessment is included at page 42 of this Form 10-K.
ITEM 9B — OTHER INFORMATION
      None.
PART III
      Except as indicated below, information with respect to the following items are incorporated by reference to Hydril’s definitive 2005 Annual Meeting Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 17, 2005.
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Pursuant to General Instruction G to Form 10-K, the information regarding the Registrant’s executive officers called for by Part III Item 10 is set forth in at the end of Part I herein under the caption “Item S-K 401(b)-Executive Officers of the Registrant.” The other information required by this item will be set forth under the captions “Election of Directors”, “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which sections are incorporated herein by reference.
      Hydril’s code of ethics, known as its Code of Business Conduct and Ethics, applies to all officers and employees of Hydril, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Business Conduct and Ethics satisfies the requirements for a code of ethics under Item 406 of Regulation S-K and is available on Hydril’s website, http://www.hydril.com. In addition, Hydril intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to Hydril’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on its website, www.hydril.com.
ITEM 11 — EXECUTIVE COMPENSATION
      The information required by this item will be set forth under the captions “Corporate Governance — Compensation of Directors”, “Corporate Governance -Compensation Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, which section is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement, which section is incorporated herein by reference.
PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:

1. Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

3. Exhibits

Exhibit
No.

3	.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).

3	.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4	.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4	.2*	—	Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.1*	—	Loan Agreement dated as of June 30, 2003 among Hydril Company, Banc One Capital Markets, Inc. and Bank One, NA. (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2003).

10	.2*+	—	Employment Agreement with Neil Russell dated October 1, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2002).

10	.3+	—	Employment Agreement with Neil Russell dated March 12, 2004.

10	.4*+	—	Hydril Company 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

Exhibit
No.

10	.5*+	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.6*+	—	Amendment to Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year-ended December 31, 2003).

10	.7+	—	Form of Stock Option Award Agreement for Employees under the Hydril Company 2000 Incentive Plan.

10	.8+	—	Form of Stock Option Award Agreement for Non-employee Directors under the Hydril Company 2000 Incentive Plan.

10	.9+	—	Form of Restricted Stock Unit Award Agreement for Employees under the Hydril Company 2000 Incentive Plan.

10	.10+	—	Form of Restricted Stock Award Agreement for Employees under the Hydril Company 2000 Incentive Plan.

10	.11*+	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.12*+	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.13*+	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).

10	.14*+	—	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended June 30, 2004).

10	.15*+	—	Form of Change in Control Renewal Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on February 18, 2005).

10	.16*+	—	Form of 2004 Non-employee Director’s Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004).

10	.17+	—	Description of Non-employee Director Compensation.

10	.18*+	—	Executive Officer 2005 Bonus Criteria under the 2005 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

10	.19*+	—	Executive Officer Bonuses with respect to 2004 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

10	.20*+	—	2005 Management Incentive Plan (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 16, 2005).

10	.21*+	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

21.1		—	Subsidiaries of the Registrant.

23.1		—	Consent of Independent Registered Public Accounting Firm.

24.1		—	Powers of Attorney.

31.1		—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2		—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

+	Denotes management compensatory plan or agreement.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2005.

HYDRIL COMPANY

By:	/s/ Chris D. North

Chris D. North
Chief Financial Officer
(Authorized officer and principal accounting and financial officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 16th day of March 2005.

Signature		Title

/s/ CHRISTOPHER T. SEAVER Christopher T. Seaver		President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Chris D. North Chris D. North		Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)

* Richard C. Seaver		Chairman of the Board

* Jerry S. Cox		Director

Roger Goodan		Director

* Gordon T. Hall		Director

* Kenneth S. McCormick		Director

* Patrick T. Seaver		Director

* T. Don Stacy		Director

* Lew O. Ward		Director

*By:	/s/ CHRISTOPHER T. SEAVER Christopher T. Seaver Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
No.

3	.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).

3	.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4	.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4	.2*	—	Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.1*	—	Loan Agreement dated as of June 30, 2003 among Hydril Company, Banc One Capital Markets, Inc. and Bank One, NA. (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2003).

10	.2*+	—	Employment Agreement with Neil Russell dated October 1, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2002).

10	.3+	—	Employment Agreement with Neil Russell dated March 12, 2004.

10	.4*+	—	Hydril Company 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.5*+	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.6*+	—	Amendment to Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year-ended December 31, 2003).

10	.7+	—	Form of Stock Option Award Agreement for Employees under the Hydril Company 2000 Incentive Plan.

10	.8+	—	Form of Stock Option Award Agreement for Non-employee Directors under the Hydril Company 2000 Incentive Plan.

10	.9+	—	Form of Restricted Stock Unit Award Agreement for Employees under the Hydril Company 2000 Incentive Plan.

10	.10+	—	Form of Restricted Stock Award Agreement for Employees under the Hydril Company 2000 Incentive Plan.

10	.11*+	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.12*+	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10	.13*+	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).

10	.14*+	—	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended June 30, 2004).

10	.15*+	—	Form of Change in Control Renewal Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on February 18, 2005).

10	.16*+	—	Form of 2004 Non-employee Director’s Deferred Share Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004).

10	.17+	—	Description of Non-employee Director Compensation.

Exhibit
No.

10	.18*+	—	Executive Officer 2005 Bonus Criteria under the 2005 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

10	.19*+	—	Executive Officer Bonuses with respect to 2004 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

10	.20*+	—	2005 Management Incentive Plan (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 16, 2005).

10	.21*+	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

21.1		—	Subsidiaries of the Registrant.

23.1		—	Consent of Independent Registered Public Accounting Firm.

24.1		—	Powers of Attorney.

31.1		—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2		—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

+	Denotes management compensatory plan or agreement.