Form 10-Q
period 2005-03-31
HYDRIL CO
filed 2005-04-29
CIK 1116030

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Shares outstanding at April 25, 2005:

Common stock, $.50 par value, 19,410,067 shares outstanding

Class B common stock, $.50 par value, 4,028,270 shares outstanding

HYDRIL COMPANY

* * *

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under “RISK FACTORS” in Item 2 of this report and in Hydril Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the impact of geo-political and other events affecting international markets and trade, Hydril’s ability to successfully develop technologies and products and maintain and increase its market share, the impact of international and domestic trade laws and other conditions in the steel industry, the loss of or change to distribution methods of premium connections in the U.S. and Canada, overcapacity in the pressure control industry, and high fixed costs that could affect the pricing of Hydril’s products. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.

These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31, 2005	December 31, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$58,595	$51,733
Investments and marketable securities	86,271	69,365
Receivables:
Trade, less allowance for doubtful accounts: 2005, $1,195; 2004, $1,214	50,526	56,053
Contract costs and estimated earnings in excess of billings	4,021	4,860
Other	1,544	1,528

Total receivables	56,091	62,441

Inventories:
Finished goods	19,843	21,179
Work-in-process	11,294	8,854
Raw materials	5,098	4,787

Total inventories	36,235	34,820

Deferred tax asset	7,860	8,794
Other current assets	3,497	3,422

Total current assets	248,549	230,575

PROPERTY:
Land and improvements	20,224	21,314
Buildings and equipment	52,465	54,718
Machinery and equipment	163,163	162,785
Construction-in-progress	8,543	5,710

Total	244,395	244,527
Less accumulated depreciation and amortization	(142,311)	(142,159)

Property, net	102,084	102,368

OTHER LONG-TERM ASSETS:
Investments	999	3,501
Deferred tax asset	588	588
Other assets	8,838	6,614

TOTAL	$361,058	$343,646

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31, 2005	December, 31, 2004
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$22,444	$23,292
Billings in excess of contract costs and estimated earnings	238	342
Accrued liabilities	22,235	24,817
Income taxes payable	6,126	5,902

Total current liabilities	51,043	54,353

LONG-TERM LIABILITIES:
Deferred tax liability	403	410
Other	14,888	14,100

Total long-term liabilities	15,291	14,510

CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock-authorized, 75,000,000 shares of $.50 par value; 19,409,867 and 18,651,458 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	9,705	9,326
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 4,028,270 and 4,620,130 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2,014	2,310
Additional paid in capital	66,380	61,810
Retained earnings	221,558	206,546
Deferred compensation	(3,049)	(3,325)
Accumulated other comprehensive loss	(1,884)	(1,884)

Total stockholders’ equity	294,724	274,783

TOTAL	$361,058	$343,646

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2005	2004
REVENUE	$78,817	$57,497
COST OF SALES	43,410	35,147

GROSS PROFIT	35,407	22,350

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	2,834	2,917
Sales and marketing	4,835	4,115
General and administration	5,639	4,861

Total	13,308	11,893

OPERATING INCOME	22,099	10,457

INTEREST INCOME	661	184
OTHER INCOME (EXPENSE)	(107)	(105)

INCOME BEFORE INCOME TAXES	22,653	10,536
PROVISION FOR INCOME TAXES	7,641	2,662

NET INCOME	$15,012	$7,874

NET INCOME PER SHARE:
BASIC	$0.64	$0.34

DILUTED	$0.63	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,361,493	22,847,662
DILUTED	23,920,538	23,137,955

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,012	$7,874

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	187	96
Depreciation and amortization	3,240	3,106
Deferred income taxes	1,175	(206)
Provision for doubtful accounts	7	70
Change in operating assets and liabilities:
Receivables	5,504	(3,992)
Contract costs and estimated earnings in excess of billings	839	1,760
Inventories	(1,415)	764
Other current and noncurrent assets	1,763	72
Accounts payable	(848)	(122)
Billings in excess of contract costs and estimated earnings	(104)	(34)
Accrued liabilities	(2,582)	(257)
Income taxes payable	224	372
Other long-term liabilities	788	409

Net cash provided by operating activities	23,790	9,912

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(8,288)	(3,692)
Proceeds from held-to-maturity investments	9,810	2,476
Purchase of available for sale investments	(29,576)	—
Proceeds from available for sale investments	13,650	—
Capital expenditures	(4,064)	(1,402)
Other, net	(1,500)	—

Net cash used in investing activities	(19,968)	(2,618)

NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	134	126
Net proceeds from exercise of stock options	2,906	625

Net cash provided by financing activities	3,040	751

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,862	8,045
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,733	48,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,595	$56,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid:

Domestic	—	780
Foreign	4,480	1,119

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

Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from our audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full year.

Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.

The Company has investment securities classified as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2005 and December 31, 2004, the Company held $66,590,000 and $50,664,000 in “available for sale” securities, respectively. The fair value of these securities as of March 31, 2005 and December 31, 2004 approximates the carrying value. The realized and unrealized gains and losses related to these available for sale investments were immaterial to the results of operations. The contractual maturities of these investments vary with $1,850,000 maturing within one year, $400,000 maturing in one to five years and the balance maturing after ten years. While the contractual maturities of these investments can be greater than one year, they are classified as short-term investments because they are redeemable in less than one year and it is management’s intent that they be available for use in current operations.

Additionally, the Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to maturity. As of March 31, 2005 and December 31, 2004, the Company held $20,680,000 and $22,202,000, respectively of corporate investment securities classified as “held to maturity.” Contractual maturities of these securities at March 31, 2005 include $17,179,000 which mature in 2005 and $3,501,000 which mature in 2006.

Stock Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option plans to the extent that the quoted market price of the stock at the measurement date was equal to or less than the amount the employee is required to pay for the stock. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(in thousands except per share data)	2005	2004
Net income, as reported	$15,012	$7,874
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(322)	(350)

Proforma net income	$14,690	$7,524

Earnings per share:
Basic-as reported	$0.64	$0.34
Basic-proforma	$0.63	$0.33

Diluted-as reported	$0.63	$0.34
Diluted-proforma	$0.61	$0.33

Note 2 — Product Warranty Liability

The change in the aggregate product warranty liability is as follows for the three months ended March 31:

	Three Months Ended March 31,
(in thousands)	2005	2004
Beginning balance	$2,341	$2,194
Claims paid	(94)	(166)
Warranty activity charged (credited) to expense	(219)	150

Ending balance	$2,028	$2,178

Note 3 — LONG-TERM CONTRACTS

The components of long-term contracts as of March 31, 2005 and December 31, 2004 consist of the following:

(in thousands)	March 31, 2005	December 31, 2004
Costs and estimated earnings on uncompleted contracts	$13,214	$23,860
Less: billings to date	(9,431)	(19,342)

Excess of costs and estimated earnings over billings	$3,783	$4,518

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$4,021	$4,860
Billings in excess of contract costs and estimated earnings	(238)	(342)

Total	$3,783	$4,518

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

Note 5 —LINES OF CREDIT

At March 31, 2005, the Company had $20,000,000 in total committed unsecured revolving lines of credit, which extend through June 30, 2005. Of this, $15,000,000 relates to the Company’s U.S. operations and $5,000,000 relates to the Company’s foreign operations. Under both the domestic and foreign lines, the Company may, at its election, borrow at either a prime or LIBOR-based interest rate. Interest rates fluctuate depending on the Company’s leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At March 31, 2005, there were no outstanding borrowings under either facility. The U.S. revolving line of credit contains covenants that require the Company to maintain a minimum level of tangible net worth and not exceed a specified level of indebtedness or a maximum leverage ratio. The Company was in compliance with these covenants at March 31, 2005. The foreign line does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under the U.S. line of credit.

The terms of the Company’s credit facilities allow for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At March 31, 2005 there was approximately $1,829,000 outstanding in letters of credit.

Note 6 — INCOME TAXES

During the quarter ended March 31, 2004, the Company completed a research and experimentation tax study which resulted in a $920,000 credit to the Company’s income tax provision. The research and experimentation tax credit covered qualified spending for the two-year period from 2002 through 2003. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from this type of tax credit. Expenses of $125,000 associated with the study were included in general and administrative expenses during that quarter.

Note 7 — EARNINGS PER SHARE

The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of unissued restricted stock and restricted stock units, less the number of treasury shares from the assumed exercise proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended March 31, 2005 and 2004 were 23,361,493 and 22,847,662, respectively. Dilutive weighted average shares outstanding for the three months ended March 31, 2005 and 2004 were 23,920,538 and 23,137,955, respectively.

The following table summarizes the computation of basic and diluted net income per share:

(in thousands except per share data)	Net Income	Weighted Average Shares	Net Income Per Share
Three months ended March 31, 2005
Basic net income	$15,012	23,361	$0.64
Effect of dilutive stock options	—	560	—

Diluted net income	$15,012	23,921	$0.63

Three months ended March 31, 2004
Basic net income	$7,874	22,848	$0.34
Effect of dilutive stock options	—	290	—

Diluted net income	$7,874	23,138	$0.34

Note 8 — EMPLOYEE BENEFITS

The Company has a defined benefit plan and post-retirement health and life benefits which are described in detail in Note 6 “EMPLOYEE BENEFITS” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2004 filed with the Securities and Exchange Commission. The table below shows the amount of estimated net periodic benefit costs under each plan for the three months ended March 31:

	Defined Benefit Plan		Post-Retirement Health and Life Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$—	$—	$14	$13
Interest cost	474	457	83	87
Expected return on plan assets	(461)	(440)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	—	5	—	—
Amortization of transition obligation	—	—	—	—

Net periodic cost	$17	$26	$(25)	$(22)

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

The accounting policies of the segments are the same as those described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2004 filed with the Securities and Exchange Commission. The Company evaluates segment performance based on operating income or loss.

Financial data for the business segments for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
Revenue
Premium Connection	$50,508	$33,425
Pressure Control	28,309	24,072

Total	$78,817	$57,497

Operating income (loss)
Premium Connection	$18,405	$9,397
Pressure Control	7,806	4,786
Corporate Administration	(4,112)	(3,726)

Total	$22,099	$10,457

Depreciation and amortization expense
Premium Connection	$1,959	$1,905
Pressure Control	760	720
Corporate Administration	521	481

Total	$3,240	$3,106

Capital expenditures
Premium Connection	$3,338	$786
Pressure Control	586	499
Corporate Administration	140	117

Total	$4,064	$1,402

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Hydril’s historical results of operations and financial condition should be read in conjunction with Hydril’s unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Hydril’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Demand for our products and services is cyclical and substantially dependent on the activity levels in the oil and gas industry and our customers’ willingness to spend capital on the exploration and development of oil and gas reserves. The level of these capital expenditures is highly sensitive to current and expected oil and gas prices, which have historically been categorized by significant volatility. Generally, increasing oil and gas prices, usually referred to as “commodity prices”, result in increased oil and gas exploration and production, which translates into greater demand for oilfield products and services. Conversely, falling commodity prices generally result in reduced demand for oilfield products and services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in commodity prices.

Premium Connections

Our premium connection products are marketed primarily to exploration and production company operators, who are the end-users. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling offshore, although the rate of consumption varies widely among markets based on specific geological formations, customer history and preference, and available alternatives. The majority of wells with a target depth greater than 15,000 feet have been drilled in North America. These depths require substantially more premium connections than shallower wells.

Internationally, while the total international rig count is a general indicator of the premium connection market, spending on exploration and production is typically spread unevenly between various regions and can be subject to significant volatility. There are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in particular countries or regions. In addition, our international presence is concentrated in particular geographic regions which may not always correspond to where drilling activity is heaviest. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count. See RISK FACTORS: “A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.”

The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for the last five quarters:

	Average United States Rig Count Over 15,000 ft (1)	Average Gulf Of Mexico Rigs Under Contract (2)	Average International Rig Count (3)
Quarter Ended	Number of Rigs	Number of Rigs	Number of Rigs
03/31/04	170	115	797
06/30/04	164	116	837
09/30/04	169	119	846
12/31/04	175	123	862
03/31/05	181	131	876

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.
(2)	Source: Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.
(3)	Source: Average rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.

Pressure Control

We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and to a lesser extent to exploration and production companies for oil and gas production. The main factors that affect sales of pressure control capital equipment products are the level of construction of new offshore drilling rigs and the replacement and upgrading of equipment for existing offshore drilling rigs. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. The following tables illustrate the data for these sectors over the last five quarters:

	Average Worldwide Offshore Rig Count (1)	Average United States Total Rig Count (2)
Quarter Ended	Number of Rigs	Number of Rigs
03/31/04	337	1,118
06/30/04	349	1,164
09/30/04	333	1,229
12/31/04	351	1,249
03/31/05	350	1,279

(1)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes Incorporated. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and excludes the former Soviet Union and China.
(2)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

AND 2004

Revenue

Total revenue increased $21.3 million, to $78.8 million for the three months ended March 31, 2005 compared to $57.5 million for the three months ended March 31, 2004. Our premium connection revenue increased $17.1 million, or 51%, to $50.5 million for the three months ended March 31, 2005 compared to $33.4 million for the prior year period. This increase was primarily the result of higher demand in certain international markets, primarily Latin America, and in North America due to higher levels of deep formation drilling activity. Pressure control revenue increased $4.2 million, or 17%, to $28.3 million for the three months ended March 31, 2005 compared to $24.1 million for the same period in 2004. Pressure control capital equipment revenue increased 43% primarily due to improved industry fundamentals resulting in increased drilling activity and higher demand for our products. Aftermarket pressure control revenue increased 4% primarily due to an increase in the U.S. total rig count and consumption of spare parts in the drilling process.

Gross Profit

Gross profit increased $13.1 million to $35.4 million for the three months ended March 31, 2005 compared to $22.3 million for the prior year period. Gross profit for our premium connection segment increased 72% over the prior year due primarily to higher demand for our products worldwide which led to higher plant utilization and lower manufacturing costs per unit and due to a higher level of pricing in select international markets resulting from price increases initiated during 2004. Gross profit for our pressure control segment increased 40% from the prior year due primarily to higher demand for our capital equipment and aftermarket products and lower costs for excess and obsolete inventory due to an improving business environment.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2005 were $13.3 million compared to $11.9 million for the prior year quarter. The increase over the prior year quarter was due to higher administrative costs, agent’s commissions and sales and marketing expenses. As a percentage of revenue, selling, general, and administrative expenses were 17% for the first quarter of 2005 compared to 21% for the prior year quarter.

Operating Income

Operating income increased $11.6 million to $22.1 million for the three months ended March 31, 2005 compared to $10.5 million for the same period in 2004. Operating income for our premium connection segment increased $9.0 million to $18.4 million for the first quarter of 2005 from $9.4 million for the first quarter of 2004. Operating income for our pressure control segment increased $3.0 million to $7.8 million for the quarter ended March 31, 2005 compared to $4.8 million for the same period in 2004. Corporate and administrative expenses were $4.1 million for the three months ended March 31, 2005 compared to $3.7 million for the prior year period.

Provision for Income Taxes

Income tax expense was $7.6 million for the three months ended March 31, 2005, compared to $2.7 million for the three months ended March 31, 2004. The prior year quarter includes a research and experimentation tax credit of $0.9 million. The research and experimentation tax credit covers qualified spending for the two-year period from 2002 to 2003. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from this type of tax credit. Expenses of $0.1 million associated with the tax credit study were included in general and administrative expenses for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $145.9 million at March 31, 2005. We also had the capacity to borrow up to $18.2 million as of that date under our committed revolving credit facilities, which expire on June 30, 2005. At March 31, 2005, we had $1.8 million in outstanding letters of credit and no outstanding indebtedness.

We believe that cash from operations and existing cash, cash equivalents and investment balances will be sufficient to meet anticipated cash requirements, including working capital needs, contractual obligations and planned capital expenditures, for at least the next 12 months. In the longer term, if we were to need additional cash, we could borrow under our existing or future credit facilities and anticipate that we could also raise additional funds through issuing debt or equity securities.

Operating Activities

For the three months ended March 31, 2005, cash provided by operating activities was $23.8 million primarily due to earnings and contractual cash payments received on long-term capital equipment projects. For the three months ended March 31, 2004, cash provided by operating activities was $9.9 million primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects.

Investing Activities

Net cash used in investing activities was $20.0 million for the three months ended March 31, 2005 compared to $2.6 million for the three months ended March 31, 2004. The investment of cash in the first quarter of 2005 was primarily for net investments in marketable securities of $14.4 million and capital spending of $4.1 million while the investment of cash in 2004 of $2.6 million was for capital spending of $1.4 million and $1.2 million in net investments in marketable securities.

Capital spending for the three months ended March 31, 2005 of $4.1 million included $3.3 million for our premium connection segment and $0.6 million for our pressure control segment, in both cases primarily to support manufacturing operations, and $0.2 million for general corporate purposes. Capital spending for the three months ended March 31, 2004 of $1.4 million included $0.8 million for our premium connection segment and $0.5 million for our pressure control segment, in both cases primarily to support manufacturing operations, and $0.1 million for general corporate purposes.

Credit Facilities

We have two unsecured revolving lines of credit for working capital requirements that provide up to $20.0 million in total committed revolving credit borrowings through June 30, 2005. Of these, $15.0 million relates to our U.S. operations and $5.0 million relates to our foreign operations. Under these lines, we may borrow, at our election, at either a prime or LIBOR-based interest rate. Interest rates fluctuate depending on our leverage ratio and are prime minus a spread ranging from 60 to 115 basis points or LIBOR plus a spread ranging from 85 to 140 basis points. At March 31, 2005, there were no outstanding borrowings under either facility. The U.S. revolving line of credit contains financial covenants which require us to maintain a minimum level of tangible net worth and not to exceed a specified level of indebtedness or a maximum leverage ratio. At March 31, 2005, we were in compliance with these covenants. Our foreign line of credit does not contain any separate financial covenants but contains cross-default provisions which would be triggered by a default under our U.S. line of credit. We are in the process of evaluating whether to renew these credit facilities upon their upcoming maturity. We have not had any borrowings under these credit facilities since 2001.

The terms of the Company’s credit facilities allows for the issuance of letters of credit. The amount of outstanding letters of credit reduces the amount available for borrowing under the credit facilities. The letters of credit are generally short in duration and immaterial in amount. At March 31, 2005 there was approximately $1.8 million outstanding in letters of credit.

Backlog

The pressure control capital equipment backlog, which includes long-term projects and other capital equipment orders, was $29.9 million at March 31, 2005, $14.6 million at December 31, 2004 and $11.9 million at March 31, 2004. The increase in our backlog reflects an $18.6 million long-term project order received during the first quarter of 2005 for blowout prevention and control system equipment. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. Revenue for capital equipment that is not part of long-term projects is recognized using the completed contract method. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. The estimates in the areas we consider to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates” in our Annual Report on Form 10-K.

RISK FACTORS

You should consider carefully the following risk factors and all other information contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year-ended December 31, 2004. Any of the following risks could impair our business, financial condition and operating results.

A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.

Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Demand for our pressure control capital equipment is directly affected by the number of drilling rigs being built or refurbished. Drilling rig utilization and day rates though improved, have not experienced sufficiently large or sustained improvements to result in significant refurbishment of drilling rigs or new rig construction. An extended decline in capital equipment orders could adversely affect revenue and operating income for our pressure control segment and could result in additional charges if we are required to take cost reduction measures in light of business conditions.

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

Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes since December 31, 2004 in the Company’s exposure to market risk.

Part I, Item 4: Controls and Procedures

Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2005 and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 6: Exhibits

Exhibits:

10.1*	—	Form of Change in Control Renewal Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on February 18, 2005).

10.2*	—	Description of Non-employee Director Compensation (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2004).

10.3*	—	Executive Officer 2005 Bonus Criteria under the 2005 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

10.4*	—	Executive Officer Bonuses with respect to 2004 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

10.5*	—	2005 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 16, 2005).

10.6*	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 16, 2005).

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—

Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	—

Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: April 29, 2005	By:	/s/ Chris D. North
Chris D. North
Chief Financial Officer (Authorized officer and principal accounting and financial officer)