Form 10-Q
period 2005-06-30
HYDRIL CO
filed 2005-08-05
CIK 1116030

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Shares outstanding at July 31, 2005:
Common stock, $.50 par value, 19,630,484 shares outstanding
Class B common stock, $.50 par value, 3,881,530 shares outstanding

HYDRIL COMPANY
INDEX
PART I—FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Consolidated Balance Sheets—June 30, 2005 (unaudited) and December 31, 2004	3

Unaudited Consolidated Statements of Operations—For the Three and Six Months Ended June 30, 2005 and 2004	5

Unaudited Consolidated Statements of Cash Flows—For the Three and Six Months Ended June 30, 2005 and 2004	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 6. Exhibits	37
Form of Restricted Stock Unit Agreement
Certification of CEO pursuant to Rule 13a-14a
Certification of CFO pursuant to Rule 13a-14a
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906
* * *
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under “RISK FACTORS” in Item 2 of this report and in Hydril Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the impact of geo-political and other events affecting international markets and trade, Hydril’s ability to successfully develop technologies and products and maintain and increase its market share, the impact of international and domestic trade laws and other conditions in the steel industry, the loss of or change to distribution methods of premium connections in the U.S. and Canada, overcapacity in the pressure control industry, and high fixed costs that could affect the pricing of Hydril’s products . These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.
     These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY
Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$57,616	$51,733
Investments and marketable securities	94,129	69,365
Receivables:
Trade, less allowance for doubtful accounts: 2005, $1,496; 2004, $1,214	61,184	56,053
Contract costs and estimated earnings in excess of billings	1,867	4,860
Other	1,123	1,528

Total receivables	64,174	62,441

Inventories:
Finished goods	22,251	21,179
Work-in-process	15,424	8,854
Raw materials	7,691	4,787

Total inventories	45,366	34,820

Deferred tax asset	5,040	8,794
Other current assets	2,937	3,422

Total current assets	269,262	230,575

PROPERTY:
Land and improvements	20,431	21,314
Buildings and equipment	52,499	54,718
Machinery and equipment	171,934	162,785
Construction-in-progress	3,105	5,710

Total	247,969	244,527
Less accumulated depreciation and amortization	(146,533)	(142,159)

Property, net	101,436	102,368

OTHER LONG-TERM ASSETS:
Investments	—	3,501
Deferred tax asset	588	588
Other assets	13,414	6,614

TOTAL	$384,700	$343,646

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	June 30,	December, 31,
	2005	2004
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$25,131	$23,292
Billings in excess of contract costs and estimated earnings	191	342
Accrued liabilities	23,439	24,817
Income taxes payable	5,850	5,902

Total current liabilities	54,611	54,353

LONG-TERM LIABILITIES:
Deferred tax liability	392	410
Other	15,101	14,100

Total long-term liabilities	15,493	14,510

CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock-authorized, 75,000,000 shares of $.50 par value; 19,589,813 and 18,651,458 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	9,795	9,326
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 3,916,480 and 4,620,130 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,958	2,310
Additional paid in capital	73,918	61,810
Retained earnings	238,807	206,546
Deferred compensation	(7,998)	(3,325)
Accumulated other comprehensive loss	(1,884)	(1,884)

Total stockholders’ equity	314,596	274,783

TOTAL	$384,700	$343,646

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Unaudited Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE	$91,607	$62,905	$170,424	$120,402
COST OF SALES	51,142	36,834	94,552	71,981

GROSS PROFIT	40,465	26,071	75,872	48,421

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	3,173	2,871	6,008	5,788
Sales and marketing	5,598	4,582	10,432	8,697
General and administration	6,697	5,250	12,336	10,111

Total	15,468	12,703	28,776	24,596

OPERATING INCOME	24,997	13,368	47,096	23,825

INTEREST INCOME	943	170	1,604	354
OTHER INCOME (EXPENSE)	(146)	132	(253)	27

INCOME BEFORE INCOME TAXES	25,794	13,670	48,447	24,206
PROVISION FOR INCOME TAXES	8,545	4,647	16,186	7,309

NET INCOME	$17,249	$9,023	$32,261	$16,897

NET INCOME PER SHARE:
BASIC	$0.74	$0.39	$1.38	$0.74

DILUTED	$0.72	$0.39	$1.35	$0.73

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,455,850	22,913,096	23,408,931	22,880,553
DILUTED	23,996,733	23,258,520	23,942,291	23,190,522
See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,261	$16,897

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	615	238
Depreciation and amortization	6,640	6,205
Deferred income taxes	3,885	685
Provision for doubtful accounts	268	(85)
Change in operating assets and liabilities:
Receivables	(4,994)	(4,646)
Contract costs and estimated earnings in excess of billings	2,993	285
Inventories	(10,546)	2,689
Other current and noncurrent assets	3,171	489
Accounts payable	1,839	252
Billings in excess of contract costs and estimated earnings	(151)	222
Accrued liabilities	(1,378)	568
Income taxes payable	(52)	(226)
Other long-term liabilities	1,001	510

Net cash provided by operating activities	35,552	24,083

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(8,288)	(11,631)
Proceeds from held-to-maturity investments	19,486	5,958
Purchase of available for sale investments	(59,785)	(6,000)
Proceeds from available for sale investments	27,324	—
Capital expenditures	(6,764)	(2,986)
Purchase of a product line	(3,640)	—
Other, net	(2,506)	—

Net cash used in investing activities	(34,173)	(14,659)

NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	124	126

Net proceeds from exercise of stock options	4,380	2,154

Net cash provided by financing activities	4,504	2,280

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,883	11,704

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,733	48,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,616	$59,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid:

Domestic	1,375	2,530
Foreign	8,107	3,565
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
     Interim Presentation — The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from our audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year.
     Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.
     The Company has investment securities classified as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2005 and December 31, 2004, the Company held $83,125,000 and $50,664,000 in “available for sale” securities, respectively. The fair value of these securities as of June 30, 2005 and December 31, 2004 approximates the carrying value. The realized and unrealized gains and losses related to these available for sale investments were immaterial to the results of operations. The contractual maturities of these investments vary with $1,000,000 maturing within one year and the balance maturing after ten years. While the contractual maturities of these investments can be greater than one year, they are classified as short-term investments because they are redeemable in less than one year and it is management’s intent that they be available for use in current operations. Additionally, the interest rates on these instruments typically reprice every seven to thirty five days depending on the contractual terms.
     Additionally, the Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to maturity. As of June 30, 2005 and December 31, 2004, the Company held $11,004,000 and $22,202,000, respectively of corporate investment securities classified as “held to maturity.” Contractual maturities of these securities at June 30, 2005 include $7,503,000 which mature in 2005 and $3,501,000 which mature in 2006.
     Stock Based Compensation — The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option plans to the extent that the quoted market price of the stock at the measurement date was equal to or less than the amount the employee is required to pay for the stock. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method per SFAS 123 “Accounting for Stock-Based Compensation”, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005 and 2004:

(in thousands except per share data)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$17,249	$9,023	$32,261	$16,897
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(434)	(534)	(916)	(883)

Proforma net income	$16,815	$8,489	$31,345	$16,014

Earnings per share:
Basic-as reported	$0.74	$0.39	$1.38	$0.74
Basic-proforma	$0.72	$0.37	$1.34	$0.70

Diluted-as reported	$0.72	$0.39	$1.35	$0.73
Diluted-proforma	$0.70	$0.36	$1.31	$0.69

     On June 1, 2005, the Company granted a total of 85,400 restricted stock units to officers and key employees. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock units lapse over a five year period with sixty percent of the units vesting on the third anniversary of the date of grant and twenty percent vesting on each of the fourth and fifth anniversary dates of the grant. In the event a grantee terminates employment with the Company, any restricted stock units remaining subject to restrictions are forfeited. Restricted unit awards result in the recognition of deferred compensation. Deferred compensation is a contra-equity account with an offset to additional paid in capital and is amortized to operating expense over the vesting period of the award.
     In addition, on June 1, 2005 the Company granted a total of 19,000 performance-based restricted stock units to executive officers. The vesting of these awards is dependent upon whether, and the extent to which, specified performance objectives relating to Return on Capital Employed (“ROCE”) are attained for the three-year period ending December 31, 2007. ROCE is the Company’s average annual after-tax operating income divided by average capital employed (total assets and short-term debt, including current maturities of long-term debt minus current liabilities). None of these restricted stock units will vest unless the Company achieves a minimum ROCE specified by the Board of Directors for the three-year period and the ROCE achieved is equal to or greater than the average ROCE for a specified peer group of companies. If these two minimum thresholds are met, then between twenty percent and one hundred percent of the units will vest upon completion of the three-year period, depending on the Company’s ROCE relative to that of the peer group for that period. The units will vest completely if the minimum thresholds are met and the Company’s ROCE is in the top quartile of its peer group for the period. Restricted stock units settle automatically in shares of common stock on a one-for-one basis upon vesting.
     On June 1, 2005 each of the Company’s non-employee directors received a grant of 2,000 deferred share units, for a total of 14,000 units. Each deferred share unit represents one hypothetical share of common stock. The deferred share units vest and become payable three years from the date of grant if the director remains a member of the Company’s Board of Directors at such time, or earlier under specified circumstances. Upon vesting, the deferred share units are settled in cash at the fair market value of common stock on a one-for-one basis.

Note 2 — Product Warranty Liability
     The change in the aggregate product warranty liability is as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Beginning balance	$2,028	$2,178	$2,341	$2,192
Claims paid	(179)	(129)	(274)	(294)
Warranty activity charged (credited)to expense	75	—	(143)	151

Ending balance	$1,924	$2,049	$1,924	$2,049

Note 3 — LONG-TERM CONTRACTS
     The components of long-term contracts as of June 30, 2005 and December 31, 2004 consist of the following:

(in thousands)	June 30, 2005	December 31, 2004
Costs and estimated earnings on uncompleted contracts	$5,098	$23,860
Less: billings to date	(3,422)	(19,342)

Excess of costs and estimated earnings over billings	$1,676	$4,518

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$1,867	$4,860
Billings in excess of contract costs and estimated earnings	(191)	(342)

Total	$1,676	$4,518

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
Note 5 —LINES OF CREDIT
     On June 30, 2005, the Company’s $15 million U.S. and $5 million foreign revolving lines of credit expired in accordance with their stated maturities.
     The Company’s banking institution is currently issuing letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit are generally short in duration and immaterial in amount. At June 30, 2005 there was approximately $2,000,000 outstanding in letters of credit.
Note 6 — INCOME TAXES
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
Note 7 — EARNINGS PER SHARE
     The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of unissued restricted stock and restricted stock units, less the number of treasury shares from the assumed exercise proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended June 30, 2005 and 2004 were 23,455,850 and 22,913,096, respectively, while for the six months ended June 30, 2005 and

2004 were 23,408,931 and 22,880,553. Dilutive weighted average shares outstanding for the three months ended June 30, 2005 and 2004 were 23,996,733 and 23,258,520, respectively, while for the six months ended June 30, 2005 and 2004 were 23,942,291 and 23,190,522.
     The following table summarizes the computation of basic and diluted net income per share:

		Weighted	Net
(in thousands except per share data)	Net	Average	Income
	Income	Shares	Per Share
Three months ended June 30, 2005
Basic net income	$17,249	23,456	$0.74
Effect of dilutive securities	—	541	—

Diluted net income	$17,249	23,997	$0.72

Three months ended June 30, 2004
Basic net income	$9,023	22,913	$0.39
Effect of dilutive securities	—	345	—

Diluted net income	$9,023	23,258	$0.39

Six months ended June 30, 2005
Basic net income	$32,261	23,409	$1.38
Effect of dilutive securities	—	533	—

Diluted net income	$32,261	23,942	$1.35

Six months ended June 30, 2004
Basic net income	$16,897	22,881	$0.74
Effect of dilutive securities	—	310	—

Diluted net income	$16,897	23,191	$0.73

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

			Post-Retirement
			Health and Life
	Defined Benefit Plan		Benefits
	Three Months		Three Months
(in thousands)	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost Service cost	$—	$—	$14	$13
Interest cost	474	457	83	87
Expected return on plan assets	(461)	(440)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	—	5	—	—

Net periodic cost	$17	$26	$(25)	$(22)

			Post-Retirement
			Health and Life
	Defined Benefit Plan		Benefits
(in thousands)	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost Service cost	$—	$—	$28	$26
Interest cost	947	914	166	174
Expected return on plan assets	(921)	(880)	—	—
Amortization of prior service cost (benefit)	8	8	(244)	(244)
Amortization of net loss	—	10	—	—

Net periodic cost	$34	$52	$(50)	$(44)

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
     The Company’s pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling and well completion typically employed in harsh environments. The Company’s pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides aftermarket replacement parts, repair and field services for its installed base of pressure control equipment. Hydril manufactures pressure control products at two plant locations in Houston, Texas and one in New Mills, England.
     The accounting policies of the segments are the same as those described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2004 filed with the Securities and Exchange Commission. The Company evaluates segment performance based on operating income or loss.

     Financial data for the business segments for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Premium Connection	$59,904	$39,564	$110,412	$72,989
Pressure Control	31,703	23,341	60,012	47,413

Total	$91,607	$62,905	$170,424	$120,402

Operating income (loss)
Premium Connection	$19,891	$12,778	$38,296	$22,175
Pressure Control	9,572	4,491	17,378	9,277
Corporate Administration	(4,466)	(3,901)	(8,578)	(7,627)

Total	$24,997	$13,368	$47,096	$23,825

Depreciation and amortization expense
Premium Connection	$2,160	$1,901	$4,119	$3,806
Pressure Control	755	723	1,515	1,443
Corporate Administration	485	475	1,006	956

Total	$3,400	$3,099	$6,640	$6,205

Capital expenditures
Premium Connection	$2,232	$1,169	$5,570	$1,955
Pressure Control	430	273	1,016	772
Corporate Administration	38	142	178	259

Total	$2,700	$1,584	$6,764	$2,986

Note 10 — RECENT ACCOUNTING PROUNOUNCEMENTS
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), Share-Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective beginning in the first quarter of the first fiscal year beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R). The pro forma table in Note 1 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. We will adopt SFAS 123(R) on January 1, 2006.

     In May 2006, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB statement No. 3.” SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements” and provides guidance on the accounting and reporting of accounting changes and error corrections. The statement applies to all voluntary changes in accounting principle as well as all changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the implementation of SFAS 154 will not have a material effect on the Company’s results of operations or financial condition.

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
     The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for the last five quarters:

Average		Average
United States		Gulf Of Mexico	Average
Rig Count		Rigs	International
Over 15,000 ft (1)		Under Contract (2)	Rig Count (3)
Quarter	Number	Number	Number
Ended	of Rigs	of Rigs	of Rigs
06/30/04	164	116	837
09/30/04	169	119	846
12/31/04	175	123	862
03/31/05	181	131	876
06/30/05	186	131	916

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.

(3)	Source: Average rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.
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

Average		Average
Worldwide Offshore		United States Total
Rig Count (1)		Rig Count (2)
Quarter	Number	Number
Ended	of Rigs	of Rigs
06/30/04	349	1,164
09/30/04	333	1,229
12/31/04	351	1,249
03/31/05	350	1,279
06/30/05	374	1,336

(1)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes Incorporated. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and excludes the former Soviet Union and China.

(2)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
Revenue
     Total revenue increased $28.7 million, to $91.6 million for the three months ended June 30, 2005 compared to $62.9 million for the three months ended June 30, 2004. Our premium connection revenue increased $20.3 million, or 51%, to $59.9 million for the three months ended June 30, 2005 compared to $39.6 million for the prior year period. This increase was primarily the result of higher demand for our products, including pipe purchased by us for threading and resale, in certain international markets, primarily Latin America, and in North America due to higher levels of deep formation drilling activity. Pressure control revenue increased $8.4 million, or 36%, to $31.7 million for the three months ended June 30, 2005 compared to $23.3 million for the same period in 2004. Pressure control capital equipment revenue increased 35% primarily due to improved industry fundamentals resulting in increased drilling activity and higher demand for our products. Aftermarket pressure control revenue increased 36% primarily due to higher worldwide offshore and U.S. total rig counts, resulting in increases in the consumption of spare parts in the drilling process.

Gross Profit
     Gross profit increased $14.4 million to $40.5 million for the three months ended June 30, 2005 compared to $26.1 million for the prior year period. Gross profit for our premium connection segment increased 52% over the prior year quarter due primarily to higher demand for our products worldwide which led to higher plant utilization and higher pricing levels in select international markets. Gross profit for our pressure control segment increased 61% from the prior year due primarily to lower excess and obsolete inventory charges due to an improving business environment and increased demand for higher-margin aftermarket products.
Selling, General and Administrative Expenses
     Selling, general, and administrative expenses for the three months ended June 30, 2005 were $15.5 million compared to $12.7 million for the prior year quarter. The increase over the prior year quarter was due to higher agent commissions associated with higher international sales, higher employee incentives expenses as a result of improved financial performance, and higher sales and marketing expenses. As a percentage of revenue, selling, general, and administrative expenses were 17% for the second quarter of 2005 compared to 20% for the prior year quarter.
Operating Income
     Operating income increased $11.6 million to $25.0 million for the three months ended June 30, 2005 compared to $13.4 million for the same period in 2004. Operating income for our premium connection segment increased $7.1 million to $19.9 million for the second quarter of 2005 from $12.8 million for the second quarter of 2004. Operating income for our pressure control segment increased $5.1 million to $9.6 million for the quarter ended June 30, 2005 compared to $4.5 million for the same period in 2004. Corporate and administrative expenses were $4.5 million for the three months ended June 30, 2005 compared to $3.9 million for the prior year period.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Revenue
     Total revenue increased $50.0 million, to $170.4 million for the six months ended June 30, 2005 compared to $120.4 million for the six months ended June 30, 2004. Our premium connection revenue increased $37.4 million, or 51%, to $110.4 million for the six months ended June 30, 2005 compared to $73.0 million for the prior year period. This increase was primarily the result of higher demand for our products, including pipe purchased by us for threading and resale, in certain international markets, primarily Latin America, and in North America due to higher levels of deep formation drilling activity. Pressure control revenue increased $12.6 million, or 27%, to $60.0 million for the six months ended June 30, 2005 compared to $47.4 million for the same period in 2004. Pressure control capital equipment revenue increased 39% primarily due to improved industry fundamentals resulting in increased drilling activity and higher demand for our products.

Aftermarket pressure control revenue increased 20% primarily due to higher worldwide offshore and U.S. total rig counts, resulting in increases in the consumption of spare parts in the drilling process.
Gross Profit
     Gross profit increased $27.5 million to $75.9 million for the first half of 2005 compared to $48.4 million for the prior year period. Gross profit for our premium connection segment increased 61% over the first half of 2004 due primarily to higher demand for our products worldwide which led to higher plant utilization and higher pricing levels in select international markets. Gross profit for our pressure control segment increased 50% from the prior year due primarily to lower excess and obsolete inventory charges due to an improving business environment and increased demand for higher-margin aftermarket products.
Selling, General and Administrative Expenses
     Selling, general, and administrative expenses for the six months ended June 30, 2005 were $28.8 million compared to $24.6 million for the prior year period. The increase over the prior year period was due to higher agent commissions associated with higher international sales, higher employee incentives expenses as a result of improved financial performance, and higher sales and marketing expenses. As a percentage of revenue, selling, general, and administrative expenses were 17% for the first half of 2005 compared to 20% for the prior year period.
Operating Income
     Operating income increased $23.3 million to $47.1 million for the six months ended June 30, 2005 compared to $23.8 million for the same period in 2004. Operating income for our premium connection segment increased $16.1 million to $38.3 million for the first half of 2005 from $22.2 million for the first half of 2004. Operating income for our pressure control segment increased $8.1 million to $17.4 million for the six months ended June 30, 2005 compared to $9.3 million for the same period in 2004. Corporate and administrative expenses were $8.6 million for the first half of 2005 compared to $7.6 million for the prior year period.
Provision for Income Taxes
     Income tax expense was $16.2 million for the six months ended June 30, 2005, compared to $7.3 million for the six months ended June 30, 2004. The prior year period includes a research and experimentation tax credit of $0.9 million. The research and experimentation tax credit covers qualified spending for the two-year period from 2002 to 2003. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from this type of tax credit. Expenses of $0.1 million associated with the tax credit study were included in general and administrative expenses for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
     Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $151.7 million at June 30, 2005. At June 30, 2005, we had $2.0 million in outstanding letters of credit and no outstanding indebtedness.
     We believe that cash from operations and existing cash, cash equivalents and investment balances will be sufficient to meet anticipated cash requirements, including working capital needs, contractual obligations and planned capital expenditures, for at least the next 12 months. In the longer term, if we were to need additional cash, we anticipate that we could enter into new credit facilities and that we could also raise additional funds through issuing debt or equity securities.
Operating Activities
     For the six months ended June 30, 2005, cash provided by operating activities was $35.6 million primarily due to earnings and contractual cash payments received on long-term capital equipment projects, which was partially offset by higher working capital requirements. For the six months ended June 30, 2004, cash provided by operating activities was $24.1 million primarily due to earnings, low working capital requirements and contractual cash payments received from customers on long-term capital equipment projects.
Investing Activities
     Net cash used in investing activities was $34.2 million for the six months ended June 30, 2005 compared to $14.7 million for the six months ended June 30, 2004. The investment of cash in the first half of 2005 was primarily for net investments in marketable securities of $21.3 million, capital spending of $6.8 million and the purchase of a pressure control product line for $3.6 million. The investment of cash in 2004 included $11.7 million for net investments in marketable securities and $3.0 million for capital spending.
     Capital spending for the six months ended June 30, 2005 of $6.8 million included $5.6 million for our premium connection segment and $1.0 million for our pressure control segment, in both cases primarily to support manufacturing operations, and $0.2 million for general corporate purposes. Capital spending for the six months ended June 30, 2004 of $3.0 million included $0.8 million for our pressure control segment and $2.0 million for our premium connection segment, in both cases primarily to support manufacturing operations, and $0.2 million for general corporate purposes.
Credit Facilities
     On June 30, 2005, the Company’s $15 million U.S. and $5 million foreign revolving lines of credit expired in accordance with their stated maturities.

     The Company’s banking institution is currently issuing letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit are generally short in duration and immaterial in amount. At June 30, 2005 there was approximately $2.0 million outstanding in letters of credit.
Backlog
     The pressure control capital equipment backlog, which includes long-term projects and other capital equipment orders, was $47.3 million at June 30, 2005, $14.6 million at December 31, 2004 and $14.0 million at June 30, 2004. The increase in our backlog reflects $32.8 million in long-term project orders received during the first half of 2005 for blowout prevention and control system equipment. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. Revenue for capital equipment that is not part of long-term projects is recognized using the completed contract method. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service historically has not been a meaningful measure of business prospects due to the quick turnover of such orders.
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

     Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Demand for our pressure control capital equipment is directly affected by the number of drilling rigs being built or refurbished. Drilling rig utilization and day rates though improved, have not experienced sufficiently sustained improvements to result in significant refurbishment of drilling rigs or new rig construction. An extended decline in capital equipment orders could adversely affect revenue and operating income for our pressure control segment and could result in additional charges if we are required to take cost reduction measures in light of business conditions.
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
     We are subject to the usual risks associated with having a limited number of customers and end-users. The end-users of our products, who are not always our direct customers, are primarily international and domestic independent, major and state-owned oil and gas companies and drilling contractors. During 2004, we sold products to and services to approximately 1,030 customers. For 2004, Petroleos de Venezuela S.A. (PdVSA), the state-owned oil and gas company of Venezuela, represented 11% of our consolidated revenue; and we estimate that Petroleos Mexicanos (Pemex), the state-owned oil and gas company of Mexico, ultimately represented 14% of our consolidated revenue. In 2004, our two largest premium connection customers accounted for 23% and 17% of segment sales, and our ten largest premium connection customers accounted for 71% of total segment sales. In 2004, our two largest pressure control customers each accounted for 12% of segment sales and our ten largest pressure control customers accounted for 62% of segment sales.
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
     Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:
•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions that can affect our customers’ operations;

•	changes in commodity prices and currency exchange rates, which in some cases affect the prices for our products;

•	pipe costs and their impact on contract prices;

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets; and

•	delays in the delivery of finished products to customers due to limitations on the availability of marine transportation, particularly internationally.
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
Part I, Item 4: Controls and Procedures
     Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2005 and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II, Item 4: Submission of Matters to a vote of Security Holders
     Our annual meeting of shareholders was held on May 17, 2005. There were 59,003,356 votes represented at the meeting in person or by proxy, out of 59,714,135 votes entitled to be cast, constituting a quorum. The following are the results of the vote:

					Broker
					Non-
Proposals:	For	Against	Withheld	Abstain	Votes
Election of Directors

Gordon Hall	58,481,112	—	522,244	—	—
Richard C. Seaver	58,454,766	—	548,590	—	—
T. Don Stacy	58,438,152	—	565,204	—	—

Approval of the Hydril Company 2005 Incentive Plan	55,575,777	1,914,187		55,060	—

Approval of Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm	58,593,890	360,494	—	48,972	—

Part II, Item 6: Exhibits
Exhibits:

10.1	—	Form of Restricted Stock Unit Agreement (Performance-Based) for Employees under the Hydril Company 2000 Incentive Plan.

10.2*	—	Hydril Company 2005 Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 8, 2005).

10.3*	—	Form of Deferred Share Unit Award Agreement between Hydril and Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005).

10.4*	—	Description of Changes in Director Compensation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005).

10.5*	—	Form of Change in Control Renewal Agreement for Executive Officers (through December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005).

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: August 5, 2005	By:	/s/ Chris D. North

Chris D. North
Chief Financial Officer (Authorized officer and principal accounting and financial officer)

EXHIBIT INDEX

10.1	—	Form of Restricted Stock Unit Agreement (Performance-Based) for Employees under the Hydril Company 2000 Incentive Plan.

10.2*	—	Hydril Company 2005 Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 8, 2005).

10.3*	—	Form of Deferred Share Unit Award Agreement between Hydril and Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005).

10.4*	—	Description of Changes in Director Compensation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005).

10.5*	—	Form of Change in Control Renewal Agreement for Executive Officers (through December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005).

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.