Form 10-Q
period 2005-09-30
HYDRIL CO
filed 2005-11-09
CIK 1116030

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at October 31, 2005:

Common stock, $.50 par value, 19,878,233 shares outstanding

Class B common stock, $.50 par value, 3,728,725 shares outstanding

HYDRIL COMPANY

* * *

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties and assumptions, which are more fully described under “RISK FACTORS” in Item 2 of this report and in Hydril Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the effect of premium connection competitors who produce their own pipe, limitations on the availability of steel pipe, the consolidation or loss of end-users of our products, risks associated with fixed price contracts for pressure control projects, the impact of geo-political and other events affecting international markets and trade, Hydril’s ability to successfully develop technologies and products and maintain and increase its market share, the impact of international and domestic trade laws and other conditions in the steel industry, the loss of or change to distribution methods of premium connections in the U.S. and Canada, overcapacity in the pressure control industry, and high fixed costs that could affect the pricing of Hydril’s products. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.

These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30, 2005	December 31, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$58,600	$51,733
Investments and marketable securities	106,609	69,365
Receivables:
Trade, less allowance for doubtful accounts: 2005, $922; 2004, $1,214	59,757	56,053
Contract costs and estimated earnings in excess of billings	3,118	4,860
Other	1,744	1,528

Total receivables	64,619	62,441

Inventories:
Finished goods	26,240	21,179
Work-in-process	18,833	8,854
Raw materials	8,802	4,787

Total inventories	53,875	34,820

Deferred tax asset	3,861	8,794
Other current assets	2,719	3,422

Total current assets	290,283	230,575

PROPERTY:
Land and improvements	20,774	21,314
Buildings and equipment	52,586	54,718
Machinery and equipment	173,472	162,785
Construction-in-progress	4,465	5,710

Total	251,297	244,527
Less accumulated depreciation and amortization	(149,096)	(142,159)

Property, net	102,201	102,368

OTHER LONG-TERM ASSETS:
Investments	6,263	3,501
Deferred tax asset	588	588
Other assets	12,617	6,614

TOTAL	$411,952	$343,646

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30, 2005	December, 31, 2004
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$23,969	$23,292
Billings in excess of contract costs and estimated earnings	821	342
Accrued liabilities	25,563	24,817
Income taxes payable	7,889	5,902

Total current liabilities	58,242	54,353

LONG-TERM LIABILITIES:
Deferred tax liability	384	410
Other	15,240	14,100

Total long-term liabilities	15,624	14,510

CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock-authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock-authorized, 75,000,000 shares of $.50 par value; 19,873,216 and 18,651,458 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	9,937	9,326
Class B common stock-authorized, 32,000,000 shares of $.50 par value; 3,728,725 and 4,620,130 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,864	2,310
Additional paid in capital	77,239	61,810
Retained earnings	258,419	206,546
Deferred compensation	(7,489)	(3,325)
Accumulated other comprehensive loss	(1,884)	(1,884)

Total stockholders’ equity	338,086	274,783

TOTAL	$411,952	$343,646

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE	$92,974	$78,427	$263,398	$198,828
COST OF SALES	51,690	45,351	146,242	117,331

GROSS PROFIT	41,284	33,076	117,156	81,497

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	2,844	2,710	8,852	8,498
Sales and marketing	5,239	4,891	15,672	13,589
General and administration	6,026	5,707	18,361	15,818

Total	14,109	13,308	42,885	37,905

OPERATING INCOME	27,175	19,768	74,271	43,592

INTEREST INCOME	959	293	2,563	647
OTHER INCOME (EXPENSE)	1,318	(101)	1,065	(74)

INCOME BEFORE INCOME TAXES	29,452	19,960	77,899	44,165
PROVISION FOR INCOME TAXES	9,840	5,519	26,026	12,828

NET INCOME	$19,612	$14,441	$51,873	$31,337

NET INCOME PER SHARE:
BASIC	$0.83	$0.63	$2.21	$1.37

DILUTED	$0.81	$0.61	$2.16	$1.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,550,685	23,030,468	23,456,702	22,930,889
DILUTED	24,121,067	23,553,551	23,993,313	23,304,555

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,873	$31,337

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	1,124	461
Depreciation and amortization	10,108	9,344
Deferred income taxes	5,264	824
Gain on sale of real estate holdings not used in operations	(2,199)	—
Provision for doubtful accounts	(207)	(63)
Change in operating assets and liabilities:
Receivables	(3,714)	(18,962)
Contract costs and estimated earnings in excess of billings	1,742	1,581
Inventories	(19,055)	(689)
Other current and noncurrent assets	4,376	2,043
Accounts payable	677	5,386
Billings in excess of contract costs and estimated earnings	479	1,335
Accrued liabilities	746	3,968
Income taxes payable	1,987	1,813
Other long-term liabilities	1,140	611

Net cash provided by operating activities	54,341	38,989

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(17,605)	(20,987)
Proceeds from held-to-maturity investments	23,750	12,017
Purchase of available for sale investments	(85,500)	(24,344)
Proceeds from available for sale investments	39,349	100
Capital expenditures	(10,690)	(6,391)
Proceeds from the sale of real estate not used in operations	2,936	—
Purchase of a product line	(3,640)	—
Other, net	(2,606)	—

Net cash used in investing activities	(54,006)	(39,605)

NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	264	253
Net proceeds from exercise of stock options	6,268	4,803

Net cash provided by financing activities	6,532	5,056

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,867	4,440
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,733	48,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,600	$52,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid:
Domestic	2,806	2,530
Foreign	11,622	6,120

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

Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from our audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year.

Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.

The Company has investment securities classified as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2005 and December 31, 2004, the Company held $96,815,000 and $50,664,000 in “available for sale” securities, respectively. The fair value of these securities as of September 30, 2005 and December 31, 2004 approximates the carrying value. The realized and unrealized gains and losses related to these available for sale investments were immaterial to the results of operations. The contractual maturities of these investments vary with $1,000,000 maturing within one year and the balance maturing after ten years. While the contractual maturities of these investments can be greater than one year, they are classified as short-term investments because they are redeemable in less than one year and it is management’s intent that they be available for use in current operations. Additionally, the interest rates on these instruments typically reprice every seven to thirty five days depending on the contractual terms.

Additionally, the Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to maturity. As of September 30, 2005 and December 31, 2004, the Company held $16,057,000 and $22,202,000, respectively of corporate investment securities classified as “held to maturity.” Contractual maturities of these securities at September 30, 2005 include $3,250,000 which mature in 2005 and $12,807,000 which mature in 2006 and 2007.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005 and 2004:

(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$19,612	$14,441	$51,873	$31,337
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(430)	(621)	(1,346)	(1,505)

Proforma net income	$19,182	$13,820	$50,527	$29,832

Earnings per share:
Basic-as reported	$0.83	$0.63	$2.21	$1.37
Basic-proforma	$0.81	$0.60	$2.15	$1.30

Diluted-as reported	$0.81	$0.61	$2.16	$1.34
Diluted-proforma	$0.80	$0.59	$2.11	$1.28

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

Note 2 — Product Warranty Liability

The change in the aggregate product warranty liability is as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Beginning balance	$1,924	$2,058	$2,341	$2,194
Claims paid	(136)	(136)	(409)	(431)
Warranty activity charged (credited) to expense	(204)	(3)	(348)	156

Ending balance	$1,584	$1,919	$1,584	$1,919

Note 3 — LONG-TERM CONTRACTS

The components of long-term contracts as of September 30, 2005 and December 31, 2004 consist of the following:

(in thousands)	September 30, 2005	December 31, 2004
Costs and estimated earnings on uncompleted contracts	$9,843	$23,860
Less: billings to date	(7,546)	(19,342)

Excess of costs and estimated earnings over billings	$2,297	$4,518

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$3,118	$4,860
Billings in excess of contract costs and estimated earnings	(821)	(342)

Total	$2,297	$4,518

Note 4 — CONTINGENCIES

The Company is involved in legal proceedings arising in the ordinary course of business. In the opinion of management these matters are such that their outcome will not have a material adverse effect on the financial position or results of operations of the Company.

As previously disclosed, the Company has been identified as a potentially responsible party at a waste disposal site near Houston, Texas. Based on the number of other potentially responsible parties, the total estimated site cleanup costs and its estimated share of such costs, the Company continues to believe this matter will not materially affect its results of operation or financial condition.

The Company has agreed to guarantee up to approximately $3,070,000 of the borrowings by issuing irrevocable standby letters of credit of an unconsolidated entity in which the Company has a 50% interest. As of September 30, 2005, the amount of outstanding borrowings subject to the Company’s guarantee was approximately $1,556,000. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Note 5 —LETTERS OF CREDIT

The Company’s banking institution currently issues letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit are generally short in duration and immaterial in amount. At September 30, 2005 there was approximately $1,807,000 outstanding in letters of credit.

Note 6 — PROVISION FOR INCOME TAXES

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

Note 7 — EARNINGS PER SHARE

The Company has presented basic and diluted income per share (“EPS”) on the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of unissued restricted stock and restricted stock units, less the number of treasury shares from the assumed exercise proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended September 30, 2005 and 2004 were 23,550,685 and 23,030,468, respectively, while for the nine months ended September 30, 2005 and 2004 were 23,456,702 and 22,930,889, respectively. Dilutive weighted average shares outstanding for the three months ended September 30, 2005 and 2004 were 24,121,067 and 23,553,551, respectively, while for the nine months ended September 30, 2005 and 2004 were 23,993,313 and 23,304,555, respectively.

The following table summarizes the computation of basic and diluted net income per share:

(in thousands except per share data)	Net Income	Weighted Average Shares	Net Income Per Share
Three months ended September 30, 2005
Basic net income	$19,612	23,551	$0.83
Effect of dilutive securities	—	570	—

Diluted net income	$19,612	24,121	$0.81

Three months ended September 30, 2004
Basic net income	$14,441	23,030	$0.63
Effect of dilutive securities	—	524	—

Diluted net income	$14,441	23,554	$0.61

Nine months ended September 30, 2005
Basic net income	$51,873	23,457	$2.21
Effect of dilutive securities	—	536	—

Diluted net income	$51,873	23,993	$2.16

Nine months ended September 30, 2004
Basic net income	$31,337	22,931	$1.37
Effect of dilutive securities	—	374	—

Diluted net income	$31,337	23,305	$1.34

Note 8 — EMPLOYEE BENEFITS

The Company has a defined benefit plan and post-retirement health and life benefits which are described in detail in Note 6 “EMPLOYEE BENEFITS” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2004. The table below shows the amount of estimated net periodic benefit costs under each plan for the three and nine months ended September 30:

(in thousands)	Defined Benefit Plan Three Months Ended September 30,		Post-Retirement Health and Life Benefits Three Months Ended September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$—	$—	$14	$13
Interest cost	474	457	83	87
Expected return on plan assets	(461)	(440)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	—	5	—	—

Net periodic cost	$17	$26	$(25)	$(22)

(in thousands)	Defined Benefit Plan Nine Months Ended September 30,		Post-Retirement Health and Life Benefits Nine Months Ended September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$—	$—	$42	$39
Interest cost	1,421	1,371	249	260
Expected return on plan assets	(1,382)	(1,320)	—	—
Amortization of prior service cost (benefit)	12	12	(366)	(366)
Amortization of net loss	—	15	—	—

Net periodic cost	$50	$78	$(75)	$(67)

Note 9 — OTHER INCOME AND EXPENSE

Other income for the three months ended September 30, 2005 was $1,318,000 compared to other expense of $101,000 for the three months ended September 30, 2004. The quarter ended September 30, 2005 included a $2,199,000 gain recorded from the sale of real estate not used in operations. Also included was an increase in environmental reserves of $662,000 on other non-operational real estate assets.

Note 10 – IMPAIRMENT OF LONG-LIVED ASSETS

In the third quarter of 2004, the Company tested for recoverability the carrying value of its assets included in the Advanced Composite product line, after concluding that it is more likely than not that these assets would be sold or disposed of significantly before the end of their estimated useful lives. Advanced Composite was a product line included within the Company’s Premium Connection segment. An impairment charge of $727,000 pretax was recorded as a component of cost of sales in the third quarter of 2004 as a result of this recoverability test and the net book value of these assets after such charge was approximately $0.9 million (substantially all related to fixed assets). As previously disclosed in December 2004, the Company sold the fixed assets, inventory and intellectual property rights of Advanced Composities at an amount approximating the then net book value of such assets.

Note 11 — SEGMENT AND RELATED INFORMATION

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

Financial data for the business segments for the three and nine months ended September 30, 2005 and 2004 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Premium Connection	$62,928	$53,404	$173,340	$126,392
Pressure Control	30,046	25,023	90,058	72,436

Total	$92,974	$78,427	$263,398	$198,828

Operating income (loss)
Premium Connection	$22,974	$18,264	$61,270	$40,438
Pressure Control	8,628	5,441	26,006	14,718
Corporate Administration	(4,427)	(3,937)	(13,005)	(11,564)

Total	$27,175	$19,768	$74,271	$43,592

Depreciation and amortization expense
Premium Connection	$2,181	$1,941	$6,300	$5,747
Pressure Control	797	731	2,312	2,174
Corporate Administration	490	467	1,496	1,423

Total	$3,468	$3,139	$10,108	$9,344

Capital expenditures
Premium Connection	$3,379	$2,909	$8,949	$4,864
Pressure Control	458	397	1,474	1,169
Corporate Administration	89	99	267	358

Total	$3,926	$3,405	$10,690	$6,391

Note 12 — RECENT ACCOUNTING PROUNOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment”. This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective beginning in the first quarter of the first fiscal year beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R). The pro forma table in Note 1 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. We will adopt SFAS 123(R) on January 1, 2006.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB statement No. 3.” SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements” and provides guidance on the accounting and reporting of accounting changes and error corrections. The statement applies to all voluntary changes in accounting principle as well as all changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the implementation of SFAS 154 will not have a material effect on the Company’s results of operations or financial condition.

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

Internationally, while the total international rig count is a general indicator of the premium connection market, spending on exploration and production is typically spread unevenly between various regions and can be subject to significant volatility. There are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in particular countries or regions. In addition, our international presence is concentrated in particular geographic regions which may not always correspond to where drilling activity is heaviest. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count. See RISK FACTORS: “A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue” and “The intense competition on our industry could result in reduced profitability and loss of market share for us”. The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for the last five quarters:

Average United States Rig Count Over 15,000 ft (1)		Average Gulf Of Mexico Rigs Under Contract (2)	Average International Rig Count (3)
Quarter Ended	Number of Rigs	Number of Rigs	Number of Rigs
09/30/04	169	119	846
12/31/04	175	123	862
03/31/05	181	131	876
06/30/05	186	131	916
09/30/05	196	130	911

(1)	Average rig count calculated by Hydril using weekly data published by Smith International.
(2)	Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.
(3)	Average international rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.

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

Average Worldwide Offshore Rig Count (1)		Average United States Total Rig Count (2)
Quarter Ended	Number of Rigs	Number of Rigs
09/30/04	333	1,229
12/31/04	351	1,249
03/31/05	350	1,279
06/30/05	374	1,336
09/30/05	375	1,428

(1)	Average worldwide offshore rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes Incorporated. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and excludes the former Soviet Union and China.
(2)	Average United States total rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

Total revenue increased $14.5 million, to $92.9 million for the three months ended September 30, 2005 compared to $78.4 million for the three months ended September 30, 2004. Our premium connection revenue increased $9.5 million, or 18%, to $62.9 million for the three months ended September 30, 2005 compared to $53.4 million for the prior year period. This increase was primarily the result of higher demand for our products worldwide, including pipe purchased by us for threading and resale in certain international markets. In North America, which was responsible for about half of the increase, higher levels of deep formation drilling activity drove higher revenue, which was partially offset by the temporary shut-down of our Gulf Coast plants due to the two hurricanes that occurred during the quarter. Pressure control revenue increased $5.0 million, or 20%, to $30.0 million for the three months ended September 30, 2005 compared to $25.0 million for the same period in 2004. Pressure control capital equipment revenue increased 53% primarily due to improved industry fundamentals resulting in higher levels of construction of drilling rigs that require the type of equipment we manufacture. Aftermarket pressure control revenue increased slightly over the prior year period.

Gross Profit

Gross profit increased $8.2 million to $41.3 million for the three months ended September 30, 2005 compared to $33.1 million for the prior year period. Gross profit for our premium connection segment increased 21% over the prior year quarter due primarily to higher demand for our products worldwide which led to higher plant utilization and higher pricing levels in select international markets and in the U.S. Gross profit for our pressure control segment increased 33% from the prior year period due primarily to increased production volume for pressure control capital equipment.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the three months ended September 30, 2005 were $14.1 million compared to $13.3 million for the prior year quarter. The increase over the prior year quarter was due to higher agent commissions associated with higher international sales, increases in sales and marketing expenses and amortization of deferred compensation related to awards of restricted stock units. As a percentage of revenue, selling, general, and administrative expenses were 15% for the third quarter of 2005 compared to 17% for the prior year quarter.

Operating Income

Operating income increased $7.4 million to $27.2 million for the three months ended September 30, 2005 compared to $19.8 million for the same period in 2004. Operating income for our premium connection segment increased $4.7 million to $23.0 million for the third quarter of 2005 from $18.3 million for the third quarter of 2004. Operating income for our pressure control segment increased $3.2 million to $8.6 million for the quarter ended September 30, 2005 compared to $5.4 million for the same period in 2004. Corporate and administrative expenses were $4.4 million for the three months ended September 30, 2005 compared to $3.9 million for the prior year period.

Other Income and Expense

Other income for the three months ended September 30, 2005 was $1.3 million compared to other expense of $0.1 million for the three months ended September 30, 2004. The current year quarter included a $2.2 million gain recorded from the sale of real estate not used in operations. Also included was an increase in environmental reserves of $0.7 million on other non-operational real estate assets.

Provision (Benefit) for Income Taxes

Income tax expense was $9.8 million for the three months ended September 30, 2005, compared to $5.5 million for the three months ended September 30, 2004. The prior year quarter included a $1.3 million U.S. income tax benefit (extraterritorial income exclusion), related to export shipments for the years 2002 and 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

Total revenue increased $64.6 million, to $263.4 million for the nine months ended September 30, 2005 compared to $198.8 million for the nine months ended September 30, 2004. Our premium connection revenue increased $46.9 million, or 37%, to $173.3 million for the nine months ended September 30, 2005 compared to $126.4 million for the prior year period. This increase was primarily the result of higher demand for our products worldwide, including pipe purchased by us for threading and resale in certain international markets. In North America, which was responsible for about half of the increase, higher levels of deep formation drilling activity drove higher revenue, which was partially offset by the temporary shut-down of our Gulf Coast plants due to the two hurricanes that occurred during the third quarter. Pressure control revenue increased $17.6 million, or 24%, to $90.1 million for the nine months ended September 30, 2005 compared to $72.4 million for the same period in 2004. Pressure control capital equipment revenue increased 44% primarily due to improved industry fundamentals resulting in higher levels of construction of drilling rigs that require the type of equipment we manufacture. Aftermarket pressure control revenue increased 13% primarily due to higher worldwide offshore and U.S. total rig counts, resulting in increases in the consumption of spare parts in the drilling process.

Gross Profit

Gross profit increased $35.7 million to $117.2 million for the nine months ended September 30 2005 compared to $81.5 million for the prior year period. Gross profit for our premium connection segment increased 44% due primarily to higher demand for our products worldwide which led to higher plant utilization and higher pricing levels in select international markets and in the U.S. Gross profit for our pressure control segment increased 44% from the prior year due primarily to lower excess and obsolete inventory charges due to an improving business environment, increased demand for higher-margin aftermarket products and increased production volume for our pressure control capital equipment.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2005 were $42.9 million compared to $37.9 million for the prior year period. The increase over the prior year period was due to higher agent commissions associated with higher international sales, increases in sales and marketing expenses and amortization of deferred compensation related to awards of restricted stock units. As a percentage of revenue, selling, general, and administrative expenses were 16% for the first nine months ended September 30, 2005 compared to 19% for the prior year period.

Operating Income

Operating income increased $30.7 million to $74.3 million for the nine months ended September 30, 2005 compared to $43.6 million for the same period in 2004. Operating income for our premium connection segment increased $20.8 million to $61.2 million for the first nine months of 2005 from $40.4 million for the same period in 2004. Operating income for our pressure control segment increased $11.3 million to $26.0 million for the nine months ended September 30, 2005 compared to $14.7 million for the same period in 2004. Corporate and administrative expenses were $13.0 million for the first nine months of 2005 compared to $11.6 million for the prior year period.

Other Income and Expense

Other income for the nine months ended September 30, 2005 was $1.1 million compared to other expense of $74,000 for the nine months ended September 30, 2004. The 2005 period included a $2.2 million gain recorded from the sale of real estate not used in operations. Also included was an increase in environmental reserves of $0.7 million on non-operational real estate assets.

Provision for Income Taxes

Income tax expense was $26.0 million for the nine months ended September 30, 2005, compared to $12.8 million for the nine months ended September 30, 2004. The nine months ended September 30, 2004 included a $1.3 million U.S. income tax benefit (extraterritorial income exclusion), related to export shipments and a $0.9 million research and experimentation U.S. tax credit. The extraterritorial income exclusion deduction recorded in 2004 is for years 2002 and 2003. The research and experimentation credit recorded in 2004 covers qualified spending for the two-year period from 2002 to 2003. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from the research and experimentation tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $171.5 million at September 30, 2005.

We believe that cash from operations and existing cash, cash equivalents and investment balances will be sufficient to meet anticipated cash requirements, including working capital needs, contractual obligations and planned capital expenditures, for at least the next 12 months. In the longer term, if we were to need additional cash, we anticipate that we could enter into credit facilities and that we could also raise additional funds through issuing debt or equity securities.

Operating Activities

For the nine months ended September 30, 2005, cash provided by operating activities was $54.3 million which primarily resulted from earnings and contractual cash payments received on long-term capital equipment projects, which was partially offset by higher working capital requirements which included increases in inventories of approximately $19.1 million driven by higher demand in both of our segments. For the nine months ended September 30, 2004, cash provided by operating activities was $39.0 million primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects, which was partially offset by slightly higher working capital requirements.

Investing Activities

Net cash used in investing activities was $54.0 million for the nine months ended September 30, 2005 compared to $39.6 million for the nine months ended September 30, 2004. The investment of cash in the 2005 period was primarily for net investments in marketable securities of $40.0 million, capital spending of $10.7 million and the purchase of a pressure control product line for $3.6 million. The investment of cash in 2004 included $33.2 million for net investments in marketable securities and $6.4 million for capital spending.

Capital spending for the nine months ended September 30, 2005 of $10.7 million included $8.9 million for our premium connection segment and $1.5 million for our pressure control segment, in both cases primarily to support manufacturing operations and to add manufacturing capacity to support increasing demands for our products, and $0.3 million for general corporate purposes. Capital spending for the nine months ended September 30, 2004 of $6.4 million included $4.9 million for our premium connection segment and $1.2 million for our pressure control segment, in both cases primarily to support manufacturing operations, and $0.3 million for general corporate purposes. Capital spending for the fourth quarter of 2005 is expected to be approximately $6.0 to $7.0 million.

Letters of Credit

The Company’s banking institution currently issues letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit are generally short in duration and immaterial in amount. At September 30, 2005 there was approximately $1.8 million outstanding in letters of credit.

The Company has agreed to guarantee up to approximately $3.1 million of the borrowings by issuing irrevocable standby letters of credit of an unconsolidated entity in which the Company has a 50% interest. As of September 30, 2005, the amount of outstanding borrowings subject to the Company’s guarantee was approximately $1.6 million. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Backlog

The pressure control capital equipment backlog, which includes long-term projects and other capital equipment orders, was $61.2 million at September 30, 2005, $14.6 million at December 31, 2004 and $15.9 million at September 30, 2004. The increase in our backlog reflects $49.1 million in long-term project orders received during the first nine months of 2005 for blowout prevention and control system equipment. We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. Revenue for capital equipment that is not part of long-term projects is recognized using the completed contract method. It is possible for orders to be cancelled; however, in the event of cancellations generally all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service historically has not been a meaningful measure of business prospects due to the quick turnover of such orders.

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

Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry’s view of future oil and gas prices, which have been historically characterized by significant volatility. Oil and gas prices are affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production activity;

•	worldwide demand for energy, which is affected by worldwide economic conditions;

•	the policies of the Organization of Petroleum Exporting Countries, or OPEC;

•	significant decreases or increases in the production of oil or gas from countries due to war or civil unrest, such as in Iraq, Nigeria and Venezuela;

•	the cost of producing oil and gas;

•	interest rates and the cost of capital;

•	technological advances affecting hydrocarbon consumption, particularly oil and gas;

•	environmental regulation;

•	level of oil and gas inventories in storage;

•	tax policies, including “windfall profit” taxes on oil and gas companies, such as have recently been proposed in the United States Congress;

•	extended disruptions of oil and gas drilling and production, refining or pipeline operations as a result of weather-related factors, such as hurricanes or tropical storms in the Gulf of Mexico or other natural disasters;

•	policies of national governments; and

•	war, civil disturbances and political instability.

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

An interruption of our international operations could reduce our earnings or adversely affect the value of our foreign assets. The occurrence of any of these risks could also have an adverse effect on demand for our products and services or our ability to provide them. We have manufacturing facilities in Warri, Nigeria and in Batam, Indonesia and a portion of our revenue is from sales to customers in these countries and surrounding areas. In addition, a portion of our revenue is from sales to customers in Venezuela. These countries in recent history have experienced civil disturbances and violence, which have disrupted oil and gas exploration and production operations located there as well as day-to-day operations and oversight of our business from time to time. These disruptions have affected our operations and resulted in lower demand for our premium connection products and services and, accordingly have had an adverse affect on our results of operations in previous periods and may do so in the future.

If we are unable to attract and retain skilled labor, the results of our manufacturing and services activities will be adversely affected.

Our ability to operate profitably and expand our operations depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Because of the cyclical nature of our industry, many qualified workers choose to work in other industries where they believe lay-offs as a result of cyclical downturns are less likely. As a result, our growth may be limited by the scarcity of skilled labor. Even if we are able to attract and retain employees, the intense competition for them, especially when our industry is in the top of its cycle, may increase our compensation costs. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. If our compensation costs increase or we cannot attract and retain skilled labor, the immediate effect on us would be a reduction in our profits and the extended effect would be diminishment of our production capacity and profitability and impairment of any growth potential. We have recently experienced tightening in the relevant labor markets, and if that trend continues, it may have an adverse affect on our results of operations and potential for growth.

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

In addition, antidumping and countervailing duty orders may be revoked as a result of periodic “sunset reviews”. Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic injury is likely to continue or recur. Antidumping duty orders currently cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order currently covers imports from Italy. In the case of Argentina, Italy, Korea and Mexico, these orders apply to tubular goods other than drill pipe. In the case of Japan, the antidumping order covers all tubular goods, including drill pipe. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside the U.S. The Department of Commerce intends to initiate the next five-year review of these orders no later that June 2006, with a decision expected by April 2007.

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

Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations;

•	changes in commodity prices and currency exchange rates, which in some cases affect the prices for our products;

•	pipe costs and their impact on contract prices;

•	delays in the delivery or other limitations on the availability of plain-end pipe from steel mills for threading by us for our customers;

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets; and

•	delays in the delivery of finished products to customers due to limitations on the availability of marine transportation, particularly internationally.

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

We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are or have been used for industrial purposes for many years. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, including property owned or leased by us now or in the past or third party sites to which we sent waste for disposal. We also could become subject to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. See Note 4 to our consolidated financial statements included elsewhere in this report for more information regarding environmental contingencies.

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

Part I, Item 4: Controls and Procedures

Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2005 and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 6: Exhibits

Exhibits:

10.1* —	Form of Change in Control Renewal Agreement for Executive Officers (through December 31, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005).

31.1 —	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2 —	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: November 9, 2005	By:	/s/ Chris D. North
Chris D. North
Chief Financial Officer
(Authorized officer and principal accounting and financial officer)