Form 10-K
period 2005-12-31
HYDRIL CO
filed 2006-03-13
CIK 1116030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-31579
HYDRIL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	95-2777268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 NORTH SAM HOUSTON PARKWAY EAST HOUSTON, TX (Address of principal executive offices)	77032-3411 (Zip Code)
(281) 449-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.50 per share
Rights to Purchase Preferred Stock
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,065,489,792 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The class B common stock is not publicly traded. For the purposes of the foregoing determination, the value of each share of class B common stock was assumed to be equal to the value of a share of common stock.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2006.

Class	Outstanding at February 28, 2006

Common Stock, $.50 par value per share Class B common stock outstanding	20,421,436 shares 3,279,920 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed within 120 days of December 31, 2005	Portions of Part III

HYDRIL COMPANY
Form 10-K
For the Year Ended December 31, 2005
* * *
Cautionary Statement Regarding Forward-Looking Information
      This annual report contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties include, but are not limited to, competition from steel mills, limitations on the availability of pipe for threading, the impact of imports of tubular goods and of international and domestic trade laws, the loss of or change to distribution methods of premium connections in the U.S. and Canada, the consolidation of end-users, the risks associated with fixed-price contracts, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the ability to attract and retain skilled labor and Hydril’s ability to successfully develop new technologies and products and maintain and increase its market share. Please read “ITEM 1A — RISK FACTORS” for more information about many of these risks and uncertainties. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends”, “plans”, “anticipated”, “believes” “estimated” “potential,” or the negative of these terms or other comparable terminology.
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
      The level of worldwide drilling activity, in particular, the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling offshore generally drive sales of premium connection products, although the rate of consumption varies widely among markets based on specific geological formations, customer history and preference, and available alternatives. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our aftermarket replacement parts, repair and field services is driven primarily by the level of worldwide offshore drilling activity as well as the total U.S. rig count.
      During 2005, commodity prices continued their upward trend which began in 2003. Average 2005 U.S. crude oil prices increased 37% from the 2004 average and average natural gas prices increased 46% from the 2004 average. As a result, drilling activity in the United States rose throughout the year. The U.S. rig count ended 2005 at 1,471, which was 18% above the year-ended 2004 and the average U.S. rig count for 2005 was up 16% over the average for 2004. The average U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet) for 2005 was 186, an increase of 9% from the 2004 average. Internationally, drilling activity overall also increased, although not to the same extent as domestic levels. The international rig count (rigs drilling outside of the United States and Canada) ended 2005 at 948, up 9% from the year-ended 2004. The worldwide offshore rig count ended 2005 at 348 compared to 356 for the year-ended 2004. The decrease was primarily attributable to a decline in the number of rigs drilling in the Gulf of Mexico due to damage sustained in hurricanes Katrina and Rita.
      As a result of rising rig counts in the United States, and in particular the increase in the deep formation rig count, demand for our premium connections in the U.S. increased in 2005. The higher demand was reflected in higher consumption of our products by our customers and end users, which included restocking of inventories they had depleted in the prior two years below recent historical levels.
      We have a greater presence in some international markets than others. As a result, the success of our premium connections business internationally is particularly influenced by the level of drilling activities in certain locations that use our products. For 2005, demand in almost all of our key international markets was better than indicated by the increase in the overall international rig count.
      Our pressure control aftermarket revenue is influenced by the level of drilling activity throughout the world as measured by the U.S. rig count and the worldwide offshore rig count, both of which were up on average during 2005. As a result, our customers purchased a higher level of spare parts and repair services during 2005 as compared to 2004.
      Finally, demand for new rig construction and refurbishment worldwide, which had not been strong since 1999, increased significantly in 2005. Since late in 2003, commodity prices have steadily increased, driving increased levels of drilling and exploration worldwide. Consequently, utilization of the drilling rigs of major drilling contractors have risen, supporting increases in the rates charged to their customers. As a result, the profitability of the major drilling contractors has improved over the past two years which has led them to begin placing orders for the construction of new rigs and the refurbishment of existing rigs. This increase in demand resulted in our receipt of significant new capital equipment orders in the third and fourth quarter of 2005 and raising our capital equipment backlog to $156.7 million at December 31, 2005 compared to $14.6 million at year-end of 2004.
Market for Premium Connections
      Premium connections join sections of well casing, production tubing and drill pipe used in various stages of drilling and production. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling to a target depth greater than 15,000 feet and also by offshore drilling. These depths require substantially more premium connections than shallower wells.
      In North America, the primary indicators of the premium connection market are the number of rigs drilling to greater than 15,000 feet and the number of rigs drilling in the Gulf of Mexico. Internationally, while the total international rig count is a general indicator of the premium connection market, spending on exploration and production is typically spread unevenly between various regions and can be subject to significant volatility. There are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in particular countries or regions. In addition, our international presence is concentrated in particular geographic regions which may not always correspond to where drilling activity is heaviest. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count. See “ITEM 1A — RISK FACTORS: A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.”

      The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for each of the years 2001 through 2005:

	Average United	Average Gulf
	States Rig	Of Mexico	Average
	Count Over	Rigs Under	International
	15,000 ft(1)	Contract(2)	Rig Count(3)

Year	Number of Rigs	Number of Rigs	Number of Rigs

2001	161	164	745
2002	128	127	732
2003	143	124	771
2004	170	118	836
2005	186	130	908

(1)	Source: Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Source: Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.

(3)	Source: Average rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for Canada and the United States.
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
      Demand for pressure control capital equipment depends on the level of construction of new offshore drilling rigs and the replacement and upgrading of equipment for existing offshore drilling rigs. In 2005 the rig equipment market experienced strong growth driven by an upturn in drilling rig utilization. The last offshore rig construction up cycle, which peaked in 1998, ended in 1999.
      As a result of the high level of wear and tear during operation, pressure control equipment requires frequent maintenance and repair (including replacement parts), and technical support services. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. Since 2000, demand for our aftermarket replacement parts and services has increased as a result of an overall increase in the U.S. and worldwide offshore rig counts. The following tables show the average worldwide offshore rig count and the average U.S. rig count for each of the years 2001 through 2005:

	Average
	Worldwide	Average United
	Offshore Rig	States Total Rig
	Count(1)	Count(2)

Year	Number of Rigs	Number of Rigs

2001	378	1,156
2002	344	830
2003	338	1,032
2004	342	1,192
2005	363	1,383

(1)	Source: Average rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes International. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and excludes the former Soviet Union and China.

(2)	Source: Average rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.
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
      We offer our customers technical services related to casing and tubing string design. Computer well design software is utilized in the design and specification of the tubulars and the thread connections. In addition, we offer highly-trained field service technicians to assist our customers worldwide. We have 33 licensed repair facilities worldwide to support our premium connection business.
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
      Control Systems. We make hydraulic and electro-hydraulic control systems for our blowout preventers. In general terms, hydraulic control systems are used to operate surface (land or jackup) blowout preventer stacks, and electro-hydraulic control systems are used to operate subsea blowout preventer stacks. Our electro-hydraulic control systems, also known as multiplex or MUX systems, use advanced software, micro-electronics and materials technology. MUX systems are capable of operating in water depths of up to 10,000 feet, and can be sold either as part of our integrated system or separately to integrate with the customers existing blowout prevention equipment.
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
      We provide aftermarket services at our 4 domestic and 4 international locations, and through 16 other authorized repair facilities.
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
      See “ITEM 1A — RISK FACTORS: If we do not develop new technologies and products that are commercially successful, our revenue may decline or we may be required to write-off any capitalized investment” and “Limitations on our ability to protect our intellectual property rights could cause a loss in revenue and any competitive advantage we hold.”
Our Customers, End-Users and Distribution
      The end-users of our products, who are not always our direct customers, are primarily international and domestic independent, major and state-owned oil and gas companies and drilling contractors. During 2005, we sold products and services to approximately 1,071 customers. We estimate that Petroleos de Venezuela S.A. (PdVSA), the state-owned oil and gas company of Venezuela, through direct and indirect sales, represented 13% of our 2005 consolidated revenue; and that Petroleos Mexicanos (Pemex), the state-owned oil and gas company of Mexico, through direct and indirect sales, represented 11% of our 2005 consolidated revenue. See “ITEM 1A — RISK FACTORS: Consolidation or loss of end-users of our products could adversely affect demand for our products and services and reduce our revenue.”

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
      In 2005, our nine distributors accounted for 73% of our premium connection sales in the United States and Canada. In the United States, over the past ten years, there has been significant consolidation of tubular distributors, resulting in fewer distribution alternatives for our products. If methods of distribution change, many of our competitors may be better positioned than us to take advantage of those changes. See “ITEM 1A — RISK FACTORS: We rely on a few distributors for sales of our premium connections in the United States and Canada; a loss of one or more of our distributors or a change in the method of distribution could adversely affect our ability to sell our products.”
      Outside of the United States and Canada, where we have generated about 60% of our premium connection revenue over the past three years, our methods of distribution are more varied. We primarily sell our premium connections directly to exploration and production company operators, threading tubulars owned by customers or purchased by us for threading and resale. We also thread tubulars held by the steel producer and the producer sells the completed product to an end-user or distributor. Our premium connection products are sold for use in more than 65 countries by international customers and our United States customers operating abroad.
      In 2005, our two largest premium connection customers worldwide accounted for 20% and 14% of segment sales and our ten largest premium connection customers accounted for 70% of total segment sales.
      Our premium connection sales staff is managed from Houston, Texas and from Aberdeen, Scotland, and is located in 17 offices in Canada, Malaysia, Mexico, Nigeria, Singapore, the United Arab Emirates, the United Kingdom, the United States and Venezuela. We use manufacturer representatives in 61 countries worldwide.
      Pressure Control Products. Pressure control products are sold primarily to drilling contractors, both domestically and internationally, although we market some of our pressure control products to exploration and production company operators. Certain lines of our pressure control equipment are also sold to ship yards, rig manufacturers and integrators of equipment. Aftermarket replacement parts, repairs and field services are provided to both drilling contractors and companies that rent pressure control equipment. In 2005, our two largest pressure control customers accounted for 14% and 11%, respectively, of segment sales. Our ten largest customers in our pressure control segment in 2005 accounted for 56% of segment sales.
      We market our pressure control products through our direct sales force, distributors and authorized representatives. Our pressure control products are sold for use in more than 93 countries. Our pressure control sales staff is managed from Houston and is located in 10 offices in Canada, Mexico, Singapore, the United Arab Emirates, the United Kingdom and the United States. We use manufacturer representatives in 61 countries worldwide.
Our Competitors
      Our products are sold in highly competitive markets. See “ITEM 1A — RISK FACTORS: Intense competition in our industry could result in reduced profitability and loss of market share for us.”
      Premium Connection Products. In the premium connection market, domestically we compete with the Atlas Bradford product line of the Tubular Technology and Services segment of Grant Prideco, the Hunting Interlock product line of Hunting, and the VAM product line joint venture of Vallourec & Mannesmann and Sumitomo Metals, as well as numerous other independent threaders and steel mills. Internationally, we also compete with some of our domestic competitors and with Tenaris, Vallourec & Mannesmann, Sumitomo Metals and JFE Steel, each of which is vertically integrated through the ownership of steel mills. Integrated steel mills can apply threaded connections to tubulars they produce, which gives these competitors supply and pricing advantages over companies such as ours, which apply threaded connections to tubulars produced by others. Other steel producers who do not currently manufacture premium connections may begin doing so in the future. If domestic or other foreign steel mills begin providing premium threaded tubular goods directly to distributors or end-users, they would have a competitive advantage over us. See “ITEM 1A — RISK FACTORS: The level and pricing of tubular goods imported into the United States and Canada could adversely affect demand for our products and our results of operations” and “We may lose premium connection business to international and domestic competitors who produce their own pipe, as well as other new entrants or lose business due to limitations on the availability of pipe for threading.”
      We believe we are one of the largest providers of premium connections to the oil and gas industry both in the United States and worldwide. The principal competitive factors in the premium connections market are product design and engineering, product quality and reliability, price, product uniformity and compatibility, and the ability to provide timely field service and repair.
      Pressure Control Products. We have two primary competitors in the pressure control market, the Cameron segment of Cooper Cameron, and the Rig Technology segment of National Oilwell Varco. We also have more than ten smaller competitors. We believe that we have the largest installed base of annular blowout preventers worldwide and are one of the leading providers of subsea pressure control equipment. We believe the principal competitive factors in the pressure control products market are product quality and reliability, product design and engineering, price, and the ability to provide timely service and replacement parts.
Our Employees
      As of February 28, 2006, we had a total of approximately 1,700 full-time and full-time equivalent employees. Approximately 680 of those employees were employed by our international subsidiaries and are located outside the United States.
      We are a party to collective bargaining agreements which apply to approximately 100 employees located in Veracruz, Mexico and approximately 30 employees in Warri, Nigeria. These agreements are subject to annual review. We believe our relations with our employees are good.
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
International and Other Matters
      In 2005, approximately 69% of our total revenue was derived from equipment or services ultimately provided or delivered to end-users outside the United States, and approximately 41% of our revenue was derived from products which were produced and used outside of the United States. See “ITEM 1A — RISK FACTORS: Our international operations may experience severe interruptions due to political, economic and other risks.”
      See Note 14 in the Consolidated Financial Statements in Item 8 for segment and geographic information.

ITEM 1A — RISK FACTORS
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
      Our premium connections are applied to steel tubulars produced by steel mills. In the United States and Canada and sometimes internationally, our premium connections are applied to steel tubulars purchased by a distributor from the steel mills. In international markets distribution is more varied. We also purchase the tubulars from the steel mills, thread them and sell the complete product, or thread tubulars held by the steel mill, which the mill then sells, or thread tubulars owned by the end-user. In any case, the price paid by the purchaser includes, but does not differentiate between, the costs of the steel pipe and the connection. Pricing of premium connections can be affected by steel prices, as the steel pipe is the largest component of the overall price. We have no control over the availability or the price of the steel pipe. Prices for steel pipe have increased in recent periods due to higher worldwide demand for steel, and increased demand for oilfield tubulars, both of which in turn have contributed to a tight supply of tubulars for oil and gas applications. If these conditions persist and demand for pipe increases, we or our distributors could have difficulty obtaining plain-end pipe for us to thread. If we or our distributors are not able to obtain pipe for threading to satisfy end-user demand, our business would be adversely affected.
      A number of steel mills, especially internationally, are integrated steel producers, who both produce and thread steel tubulars. There are also some steel mills which market their own premium connections in North America. Accordingly, some of the steel mills that supply the plain-end pipe that we thread also compete with our premium connections. Due to the current tight supply of steel and steel tubulars and low levels of inventory of tubular goods for oil and gas applications in the industry generally, integrated producers may attempt to require that all or a greater portion of the pipe they produce bear their premium connections or change distribution methods in a way that is adverse to us. Integrated steel producers also have more pricing flexibility for premium connections since they control the production of both the steel tubulars to which the connections are applied, as well as the premium connections. This inherent pricing and supply control puts us at a competitive disadvantage, and we could lose business to integrated steel producers even if plain end pipe is available and we may have a better product. The acquisition of U.S. tubular steel manufacturing capacity by a foreign integrated steel mill could result in a loss of market share for Hydril. In addition, other domestic and foreign steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connection business and compete with us.

The level and pricing of tubular goods imported into the United States and Canada could adversely affect demand for our products and our results of operations.
      The level of imports of tubular goods, which has increased in the last several years, affects the domestic tubular goods market. High levels of imports reduce the volume sold by domestic producers and tend to reduce their selling prices, both of which could have an adverse impact on our business. We believe that United States import levels are affected by, among other things:

•	United States and worldwide demand for tubular goods;

•	the trade practices of and government subsidies to foreign producers; and

•	the presence or absence of antidumping and countervailing duty orders.
      In many cases, foreign producers of tubular goods have been found by the United States government to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production or their prices in their home market or a major third-country market, a practice commonly referred to as “dumping.” If not constrained by U.S. antidumping duty orders and countervailing duty orders, which impose duties on imported tubulars to offset dumping and subsidies provided by foreign governments, this practice allows foreign producers to capture sales and market share from domestic producers. Duty orders normally reduce the level of imported goods and result in higher prices in the United States market. Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party.
      In addition, antidumping and countervailing duty orders may be revoked as a result of periodic “sunset reviews”. Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Antidumping duty orders currently cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order currently covers imports from Italy. Some of the foreign steel mills whose sales in the U.S. are currently constrained by these orders and duties have their own premium connection products and are significant competitors of ours, particularly outside of the U.S. where they are not subject to such orders. In addition, these steel mills have the benefit of the competitive advantages discussed above under “We may lose premium connection business to international and domestic competitors who produce their own pipe, as well as other new entrants or lose business due to limitations on the availability of pipe for threading.” The Department of Commerce has indicated it intends to initiate the next five-year sunset reviews of these orders no later than June 2006, which, by regulation, they would be required to complete by no later than June 2007. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition in the U.S. from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside the U.S.

We rely on a few distributors for sales of our premium connections in the United States and Canada; a loss of one or more of our distributors or a change in the method of distribution could adversely affect our ability to sell our products.
      There are a limited number of distributors who buy steel tubulars, contract with us to thread the tubulars and sell completed tubulars with our premium connections. In 2005, our nine distributors accounted for 73% of our premium connection sales in the United States and Canada.
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
      We cannot assure you that the current distribution system for premium connections will continue. For example, products may in the future, be sold directly by tubular manufacturers to end-users or through other distribution channels such as the internet. If methods of distribution change, many of our competitors may be better positioned to take advantage of those changes than we are.

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
      Consolidation among drilling contractors could result in the combined contractor standardizing its equipment preferences in favor of a competitor’s products and lead to the loss of a customer. The capital equipment portion of our pressure control segment is heavily dependent on our offshore drilling contractor customers, and the loss of one of these customers through consolidation could have a material effect on our potential future capital equipment sales.
      We are subject to the usual risks associated with having a limited number of customers and end-users. The end-users of our products, who are not always our direct customers, are primarily international and domestic independent, major and state-owned oil and gas companies and drilling contractors. During 2005, we sold products to and services to approximately 1,071 customers. We estimate that for 2005, Petroleos de Venezuela S.A. (PdVSA), the state-owned oil and gas company of Venezuela, through direct and indirect sales, represented 13% of our consolidated revenue; and that Petroleos Mexicanos (Pemex), the state-owned oil and gas company of Mexico, through direct and indirect sales, represented 11% of our consolidated revenue. In 2005, our two largest premium connection customers accounted for 20% and 14% of segment sales, and our ten largest premium connection customers accounted for 70% of total segment sales. In 2005, our two largest pressure control customers accounted for 14% and 11% of segment sales and our ten largest pressure control customers accounted for 56% of segment sales.
      The loss of one or more of our significant customers or end-users, a reduction in exploration and development budgets as a result of industry consolidation or other reasons or a transfer of deep formation drilling prospects to end-users that do not rely as heavily on premium products could adversely affect demand for our products and services and reduce our revenue.

We may lose money on fixed price contracts, which currently constitute a significant part of our business, and such contracts could cause our quarterly revenue and earnings to fluctuate significantly.
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
      The variations and the risks inherent in engineered subsea control systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. Our significant losses in 1997 through 1999 on fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment are an example of the problems we can experience with fixed-price contracts. Our backlog of pressure control capital equipment increased significantly during 2005 and consists mainly of fixed price projects to be shipped over the next three years. Accordingly, the magnitude of our exposure to possible losses on fixed price contracts has increased along with the increase in the backlog.

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
      Finally, demand for pressure control capital equipment is currently increasing due to the number of recently announced contracts to build new drilling rigs or refurbish existing rigs. As a result, manufacturing capacity in the industry for blowout prevention equipment is being consumed at a faster rate than any of the previous five years. If demand for our products continues to increase, at some point in the future it is possible that our capacity could be maximized. If our capacity is maximized and another supplier, who is much larger than us, has capacity available to produce the equipment in the time frame desired by our customer, we could lose orders.

A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.
      Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Demand for our pressure control capital equipment is directly affected by the number of drilling rigs being built or refurbished. As drilling rig utilization and day rates have improved, drilling contractors have placed orders for new rigs and for refurbishment of existing rigs. As a result, we have recently experienced a significant increase in orders for our pressure control capital equipment. However, the industry is cyclical and should oil and gas prices decline for an extended period or there be an over-supply of rigs following new construction, drilling rig utilization and day rates could decline. A decrease in utilization and day rates could lower demand for our pressure control capital equipment and adversely affect revenue and operating income for our pressure control segment.
      Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry’s view of future oil and gas prices, which have been historically characterized by significant volatility.
      Oil and gas prices are affected by numerous factors, including:

•	the level of worldwide oil and gas exploration and production activity;

•	worldwide demand for energy, which is affected by worldwide economic conditions;

•	the policies of the Organization of Petroleum Exporting Countries, or OPEC;

•	significant decreases or increases in the production of oil or gas from countries due to war or civil unrest, such as in Iraq, Nigeria or Venezuela;

•	the cost of producing oil and gas;

•	interest rates and the cost of capital;

•	technological advances affecting hydrocarbon consumption, particularly oil and gas;

•	environmental regulation;

•	level of oil and gas inventories in storage;

•	tax policies, including “windfall profit” taxes on oil and gas companies, which have recently been proposed in the United States Congress;

•	extended disruptions of oil and gas drilling and production, refining or pipeline operations as a result of weather-related factors, such as hurricanes or tropical storms in the Gulf of Mexico or other natural disasters;

•	policies of national governments; and

•	war, civil disturbances and political instability.
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
      In 2005, approximately 69% of our total revenue was derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 41% of our revenue was derived from products which were produced and used outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include:

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
      Our ability to operate profitably and expand our operations depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers in the Houston area is currently high and the supply is limited, particularly in the case of skilled and experienced engineers and machinists. Because of the cyclical nature of our industry, many qualified workers choose to work in other industries where they believe lay-offs as a result of cyclical downturns are less likely. As a result, our growth may be limited by the scarcity of skilled labor. Even if we are able to attract and retain employees, the intense competition for them, especially when our industry is in the top of its cycle, may increase our compensation costs. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. If our compensation costs increase or we cannot attract and retain skilled labor, the immediate effect on us would be a reduction in our profits and the extended effect would be diminishment of our production capacity and profitability and impairment of any growth potential. We have recently experienced tightening in the relevant labor markets, and if that trend continues, it may have an adverse affect on our results of operations and potential for growth.

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

High fixed costs in the pressure control industry could exacerbate the level of price competition for our products, adversely affecting our business and revenue.
      Demand in the pressure control industry is currently high and utilization of capacity is increasing. Historically, however, there has been overcapacity in the pressure control equipment industry. When oil and gas prices fall, cash flows of our customers are reduced, leading to lower levels of expenditures and reduced demand for pressure control equipment. In addition, adverse economic conditions can reduce demand for oil and gas, which in turn could decrease demand for our pressure control products. Under these conditions, the overcapacity causes increased price competition in the sale of pressure control products and aftermarket services as competitors seek to capture the reduced business to cover their high fixed costs and avoid the idling of manufacturing facilities. Because we have multiple facilities that produce different types of pressure control products, it is even more difficult for us to reduce our fixed costs since to do so we might have to shut down more than one plant. During and after periods of increasing oil and gas prices when sales of pressure control products may be increasing, the overcapacity in the industry will tend to keep prices for the sale of pressure control products lower than if overcapacity were not a factor. As a result, when oil and gas prices are low, or are increasing from low levels because of increased demand, our business and revenue may be adversely affected because of either reduced sales volume or sales at lower prices or both.

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
      We may encounter resource constraints, technical issues, or other difficulties that could delay introduction of new products and services in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications and provide revenue.
      For example, from time to time, we have incurred significant amounts in the development of new technologies which were not successful for various commercial or technical reasons. If we are unable to successfully implement technological or R&D type activities, our growth prospects may be reduced and the level of our future revenue may be materially and adversely affected. In addition, we would be required to write-off any capitalized investment in a product that is not a commercial success and does not have an alternative use. For example, in the case of advanced composite tubing, we wrote off a portion of our investment in the third quarter of 2004, recording a pre-tax impairment charge of $0.7 million. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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
      Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations, such as Hurricanes Katrina, Rita and Stan, which disrupted operations at our Gulf Coast facilities, in particular at our Westwego, Louisiana facility, as well as the operations of our customers in the region;

•	changes in commodity prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	pipe costs and their impact on contract prices;

•	delays in the delivery or other limitations on the availability of plain-end pipe from steel mills for threading by us for our customers;

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets; and

•	delays in the delivery of finished products to customers due to limitations on the availability of marine transportation, particularly internationally.
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
      We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our pressure control equipment and premium connections are often deployed in harsh environments including subsea applications. Failure of this equipment or our premium connections to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be materially and adversely affected.

Excess cash is invested in marketable securities which may subject us to potential losses.
      We invest excess cash in various financial instruments and money market mutual funds rated as the highest quality by nationally recognized rating agencies. However, changes in the financial markets, including interest rates, as well as the performance of the issuers can affect the market value of our short-term investments.
ITEM 1B — UNRESOLVED STAFF COMMENTS
      None.

ITEM 2 — PROPERTIES
      The following table details our principal facilities, all of which we own, except as indicated below.

	Approximate
	Square Footage
Location	(Buildings)	Description

United States
Houston, Texas	238,540	Pressure control products manufacturing; principal executive offices.
Houston, Texas	179,000	Premium connection manufacturing.
Houston, Texas	100,000	Pressure control elastomer products manufacturing.
Westwego, Louisiana	40,000	Premium connection manufacturing.
Bakersfield, California (leased)	8,000	Premium connection manufacturing; warehouses pressure control replacement parts.
International
Veracruz, Mexico	124,000	Premium connection manufacturing.
Nisku, Alberta, Canada (leased)	48,000	Premium connection manufacturing.
Pipe Nagar, Maharashtra, India(1)	30,000	Premium connection manufacturing.
Batam, Indonesia (land is leased)	30,000	Premium connection manufacturing.
Veracruz, Mexico	21,200	Thread protector manufacturing for premium connections.
Warri, Nigeria	20,000	Repair and service of premium connections.
Aberdeen, Scotland	20,000	Premium connection manufacturing; warehouses pressure control replacement parts.
Dartmouth, Nova Scotia, Canada (leased)	15,600	Premium connection manufacturing.
New Mills, England (leased)	10,000	Pressure control products manufacturing.

(1)	This facility is owned by a joint venture of which we own 50%.
      We have 25 sales and service offices worldwide in Alaska, California, Louisiana, Texas, Canada, Indonesia, Malaysia, Mexico, Nigeria, Singapore, the United Kingdom and Venezuela. Most of these offices provide service personnel to support drilling contractors and exploration and production company operators. All of these offices are under lease, with leases ranging in duration from one month to two years. We also have approximately 116 acres of undeveloped land surrounding some of the properties listed above and approximately 69 acres of additional undeveloped land. Machinery, equipment, buildings, and other facilities owned and leased are considered by management to be adequately maintained and adequate for the Company’s operations.
ITEM 3 — LEGAL PROCEEDINGS
      We are involved in legal proceedings arising in the ordinary course of business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote by stockholders during the quarter ended December 31, 2005.
ITEM S-K 401(b) — EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table provides information regarding our executive officers as of December 31, 2005.

Name	Age	Position(s)

Richard C. Seaver	83	Chairman of the Board
Christopher T. Seaver	57	President, Chief Executive Officer and Director
Charles E. Jones	46	Executive Vice President and Chief Operating Officer
Neil G. Russell	60	Senior Vice President-Premium Connections and Senior Vice President-Business Development
E. Charles Chauviere III	41	Vice President-Pressure Control
Chris D. North	50	Chief Financial Officer and Secretary
      Richard C. Seaver is our Chairman of the Board, a position he has held since 1992. Previously, Mr. Seaver has served as a director since 1964, as President from 1964 to 1986, and as Secretary and General Counsel from 1957 to 1964.
      Christopher T. Seaver is our President, Chief Executive Officer and a director. He has served as President since June 1993, and as Chief Executive Officer and as a director since February 1997. He is a director and the secretary of the Petroleum Equipment Suppliers Association, a director of the American Petroleum Institute, and a director and vice chairman of the National Ocean Industries Association. Prior to joining Hydril in 1985, Mr. Seaver was a corporate and securities attorney for Paul, Hastings, Janofsky & Walker, and was a Foreign Service Officer in the U.S. Department of State, with postings in Kinshasa, Congo and Bogota, Colombia.
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
      Neil G. Russell is our Senior Vice President-Premium Connections and Senior Vice President-Business Development, positions he was appointed to in May 2003. Previously, he was Vice President-Premium Connection, from November 2001 to May 2003 and Managing Director-Eastern Hemisphere Premium Connection, from March 1995 to November 2001. Overall, Mr. Russell has 27 years of service with our company, in which he has held various management positions in our premium connection and pressure control businesses with assignments in Singapore, Switzerland, the United Kingdom and the United States.
      E. Charles Chauviere III is our Vice President-Pressure Control, a position he was appointed to beginning in May 2003. Mr. Chauviere joined Hydril in 1998, and previously served as Director of Engineering beginning in February 2001. Prior to joining Hydril he was employed for 10 years with Cooper Cameron Corporation. Mr. Chauviere is a graduate of the Stanford University Executive Program.
      Chris D. North is our Chief Financial Officer and Secretary. Mr. North was appointed Chief Financial Officer in August 2004 and previously served as acting Chief Financial Officer beginning in March 2004 in addition to his role as the Controller. Mr. North served as Controller from February 1997 to August 2004. Mr. North has a total of 26 years of service with Hydril in which he has held various positions.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Our common stock is traded on the Nasdaq National Market under the symbol “HYDL”. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market for 2004 and 2005.

	High	Low

2004
First Quarter	$28.00	$22.98
Second Quarter	31.95	24.37
Third Quarter	44.16	30.70
Fourth Quarter	47.62	38.82
2005
First Quarter	$63.18	$41.36
Second Quarter	64.58	46.37
Third Quarter	70.66	53.59
Fourth Quarter	71.48	55.43
      As of December 31, 2005, the closing sales price per share of our common stock as reported by the Nasdaq National Market was $62.60. Based on inquiries made in connection with preparations for our 2006 Annual Meeting of Stockholders, Hydril estimates that there are at least 5,819 beneficial holders of our common stock. Substantially all of these beneficial holders maintain their shares in “street name” or “nominee” accounts with brokerage firms or other institutions and accordingly are not, individually, stockholders of record. As of February 28, 2006, our common stock was held by 21 holders of record and there were 30 holders of record of our class B common stock.
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

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Operating Data:
Revenue:
Premium connection	$246,470	$184,782	$110,270	$127,116	$138,887
Pressure control	130,254	100,571	101,747	114,408	100,674

Total revenue	376,724	285,353	212,017	241,524	239,561
Gross profit	163,563	118,413	81,893	90,670	84,217
Selling, general and administration Expenses	58,607	52,007	47,730	46,345	41,887

Operating income	104,956	66,406	34,163	44,325	42,330
Interest expense(1)	—	—	1,101	4,831	4,403
Interest income	3,900	1,113	724	1,477	2,874
Other income (expense)(2)	724	(335)	(135)	(214)	(1,082)
Net income(3)	$73,243	$46,487	$25,578	$26,492	$25,619
Earnings per share:
Basic	$3.12	$2.02	$1.13	$1.18	$1.15
Diluted	$3.05	$1.98	$1.11	$1.16	$1.13
Weighted average shares outstanding:
Basic	23,501	22,996	22,711	22,414	22,211
Diluted	24,019	23,432	23,001	22,833	22,575
Other Data:
Capital expenditures	$17,144	$12,356	$8,558	$17,928	$29,525
Depreciation and amortization	13,687	12,637	11,900	10,827	9,207
Balance Sheet Data:
Working capital	$260,761	$176,222	$116,495	$90,483	$130,728
Property, net	105,138	102,368	105,047	107,031	100,038
Total assets	450,562	343,646	267,116	278,208	292,171
Long-term debt and capital leases, excluding current portion	—	—	—	—	60,000
Other long-term liabilities	16,771	14,100	14,464	16,370	15,575
Total stockholders’ equity	360,835	274,783	217,010	187,137	160,185

(1)	Includes a $1.2 million pre-tax make-whole premium attributable to the Company’s prepayment of $30.0 million on its senior unsecured notes during the third quarter of 2002.

(2)	Other income for 2005 includes a $2.2 million gain recorded from the sale of real estate not used in operations. Other expense for 2001 includes $0.6 million in expenses incurred in facilitating the offering of common stock by certain of the Company’s stockholders, pursuant to a registration rights agreement.

(3)	Net income for 2004 includes a U.S. research and experimentation income tax credit of $0.9 million related to qualified spending for the two-year period from 2002 through 2003, and a U.S. income tax benefit (extraterritorial income exclusion) of $1.3 million related to export shipments for the years 2002 and 2003. Net income for 2003 includes a U.S. research and experimentation income tax credit of $3.7 million related to qualified spending for the ten-year period from 1992 through 2001.

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
      The level of worldwide drilling activity, in particular, the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling offshore generally drive the level of demand for our premium connection products, although the rate of consumption varies widely among markets based on specific geological formations, customer history and preference, and available alternatives. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for new rig construction and the refurbishment of existing rigs is highly cyclical and typically does not increase until utilization of the drilling fleet assets of major drilling contractors reaches a high level for a sustained period of time. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity, as well as the total U.S. rig count.
      Over the past three years, oil and natural gas prices, usually referred to as “commodity prices” have steadily increased. Average U.S. crude oil prices for 2003 increased 19% from the 2002 average, 2004 average prices increased 33% and 2005 average prices increased 37%. Average natural gas prices increased 64% in 2003 from the 2002 average, average 2004 prices increased 8% and average 2005 prices increased 46%. As a result of these higher commodity prices, drilling activity in the United States rose throughout this three-year period. The U.S. rig count ended 2003 at 1,126, which was 31% above the year-ended 2002. The U.S rig count ended 2004 up 10% from the prior year and ended 2005 up 18%. The U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet) ended 2003 at 173, an increase of 40% over the year-ended 2002, and averaged 170 in 2004 and 186 in 2005. Internationally, drilling activity overall also increased, although not to the same extent as domestic levels. The international rig count (rigs drilling outside of the United States and Canada) ended 2003 at 803, up 7% from the year-ended 2002, ended 2004 up 8% and ended 2005 up 9%.
      The worldwide offshore rig count for 2003 averaged 338 and was down 2% compared to the 2002 average and the 2004 average was up 1% from the previous year. The worldwide offshore rig count ended the year of 2005 at 348, down from 356 at the end of 2004. This decrease was primarily attributable to a decline in the number of rigs drilling in the Gulf of Mexico due to damage sustained in hurricanes Katrina and Rita in the third quarter. Despite this decline, the average worldwide offshore rig count in 2005 increased 6% compared to 2004.

      Despite higher commodity prices and rising rig counts in the United States during 2003, there was lower demand for premium connections in the United States market as a result of distributors reducing inventory stocking levels and placing only limited replenishment orders. In addition deep-formation and deep-water drilling activity did not recover proportionately to the overall rig count increase. Many of the rigs returning to work in the United States and Canada during 2003 were for shallow wells that do not require premium connection products.
      While the international rig count increased overall in 2003, certain of our key markets such as Nigeria and Venezuela had lower rig counts which diminished our revenue opportunities. Political and civil uncertainties in these markets dampened the level of spending by oil and gas companies operating there.
      The level of pressure control capital equipment orders received during 2003 remained weak. While commodity prices and rig counts increased during the year, these increases had not been sustained over a long enough period of time to cause demand for new rig construction and refurbishment of existing rigs to rise. As a result, our pressure control capital equipment revenue decreased in 2003 and was down 26% from 2002. However, due to the rising rig counts and the increased utilization of existing rigs our spare parts and repair services increased 7% during 2003 as compared to 2002.
      During 2004, rising rig counts in the United States, and in particular the increase in the deep formation rig count, resulted in higher demand for our premium connections in the U.S. In addition to the improvement in demand due to increased drilling activity, during the year customers generally stopped drawing down inventories of our products, which resulted in an additional incremental increase in customer orders and revenues.
      For 2004, demand in certain of our key international markets was considerably better than indicated by the slight increase in the overall international rig count. In particular, demand in Latin America was much stronger than the previous year. Announced plans to increase oil and gas drilling in Venezuela and Mexico helped to increase demand for our products in those countries.
      During 2004, the pressure control capital equipment market continued to be weak. As was the case in 2003, the improvements in market conditions for major drilling contractors were not yet sufficient to support the construction of new rigs and rig refurbishments. As a result, capital equipment revenue decreased during 2004 and was down 16% compared to 2003. In contrast, the gradual increase in the total U.S. rig count and the worldwide offshore rig count caused an increase in our pressure control aftermarket business of 11% in 2004 as compared to 2003.
      With commodity prices and rig counts increasing for the third straight year during 2005, worldwide demand for our premium connection products and aftermarket spare parts and services continued its strong upward trend. In addition to the improvement in demand due to increased drilling activity, in 2005 customers generally increased their levels of premium connection inventories which resulted in an additional incremental increase in customer orders and revenues. This is compared to 2004 when customers maintained inventory levels and 2003 when customers decreased their inventories. Also, demand in 2005 in most of our key international markets was considerably better than indicated by the small increase in the overall international rig count.
      During 2005 the capital equipment market improved significantly as major drilling contractors issued a significant number of purchase orders for the construction of new drilling rigs and the refurbishment of existing rigs. The major factors that led to this improvement were the return to higher sustained level of profitability and cash flow for the major drilling contractors. During the year both land and offshore rig counts continued to rise which led drilling contractors to begin to anticipate potential rig shortages for future periods. This resulted in day rates, the daily rates that drilling contractors charge for their drilling services, to increase significantly. As a result, our backlog of capital equipment orders ended 2005 at $156.7 million versus $14.6 million at the end of 2004. The delivery of orders in the backlog at December 31, 2005 extends to mid-year 2008. This increased activity caused our capital equipment revenue to increase 45% in 2005 as compared to 2004.

      Higher average worldwide offshore and U.S. rig counts, caused our revenue for pressure control aftermarket spare parts and repairs services to increase 20% compared to 2004.
Revenue
      With the exception of revenue from pressure control long-term projects, we record revenue for all products and services at the time such products are delivered or services are provided. In 2005, 94% of our revenue was recorded on this basis. For our pressure control long-term projects (which are generally contracts from six to eighteen months in duration and an estimated contract price in excess of $1 million), we recognize revenue using the percentage-of-completion method, measured by the percentage of cost incurred to estimated final cost. We use this method because we consider expended contract costs to be the best available measure of progress on these contracts. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. See “CRITICAL ACCOUNTING ESTIMATES” for more information regarding estimates and assumptions relating to revenue recognition.
Gross Profit
      Our gross profit is the difference between our revenue and our cost of sales. Cost of sales for our products include purchased raw materials and components, manufacturing labor, plant overhead expenses, and building and equipment depreciation. Some of the costs are fixed cost and cause our margins to suffer when demand is low and manufacturing capacity is underutilized. Also included in cost of sales are the costs of product warranty, product liability insurance and inventory valuation adjustments, including last in, first out inventory valuation adjustments and adjustments for obsolete and slow-moving inventory. We do not take title to the tubulars we thread for the United States and Canadian market, and therefore, own no inventories of tubulars for sales in these countries. However, we purchase tubulars for fulfilling a portion of our existing orders outside of the United States and Canada. The revenue from the sale of those tubulars is generally less than 15% of our total revenue. For our pressure control products, we have inventory for existing orders in process as well as a replacement parts inventory both internationally and domestically. A majority of our inventory is for our pressure control segment.
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
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenue
      Total revenue increased $91.4 million, or 32%, to $376.7 million for 2005 from $285.3 million in 2004. Premium connection revenue increased 33%, to $246.5 million. The increase in our premium connection revenue was primarily the result of higher demand for our products worldwide, including pipe purchased by us for threading and resale in certain international markets. In North America, which was responsible for about half of the increase, higher levels of deep formation drilling activity drove higher production volumes and higher pricing throughout the year. During the third quarter, three hurricanes in the Gulf of Mexico temporarily shut down our Gulf Coast plants which resulted in slightly lower revenue from premium connections in the third and fourth quarters. Pressure control revenue increased 30% to $130.3 million. Pressure control capital equipment revenue increased 45% driven by higher levels of new and refurbished rig construction in the industry which increased demand for the type of equipment we manufacture. Aftermarket pressure control revenue increased 20% primarily due to higher worldwide offshore and U.S. total rig counts, resulting in increases in the consumption of spare parts in the drilling process.

Gross Profit
      Gross profit increased $45.2 million, or 38%, to $163.6 million for 2005 from $118.4 million in 2004. Gross profit for our premium connection segment increased 34% due primarily to higher demand for our products worldwide which led to higher plant utilization, lower manufacturing costs per unit and higher pricing levels in the U.S. and select international markets. Gross profit for our pressure control segment increased 46% from the prior year due primarily to increased demand for higher-margin aftermarket products, increased production volume for our pressure control capital equipment and lower excess and obsolete inventory reserve requirements due to an improving business environment.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased $6.6 million to $58.6 million for 2005 compared to $52.0 million for 2004. This increase was primarily the result of higher agent commissions associated with higher international sales, increases in sales and marketing expenses, amortization of deferred compensation related to awards of restricted stock units and higher legal and engineering expenses. As a percentage of sales, selling, general and administrative expenses decreased to 16% for 2005 from 18% for 2004.

Operating Income
      Operating income increased $38.6 million to $105.0 million for 2005, compared to $66.4 million for 2004. Operating income for our premium connection segment increased 40% to $85.1 million for 2005 compared to $60.9 million for 2004. Operating income for our pressure control segment increased $16.4 million, or 78%, from $21.0 million for 2004 to $37.4 million for 2005. Corporate and administration expenses were $17.5 million for 2005 compared to $15.5 million in 2004.

Interest Expense
      There was no interest expense in 2005 or 2004 as there were no borrowings or outstanding debt.

Other Income and Expense
      Other income for 2005 was $0.7 million compared to other expense of $0.3 million in 2004. The 2005 period included a $2.2 million gain recorded from the sale of real estate not used in operations. Also included was expense of $0.7 million for an increase in environmental reserves on non-operational real estate assets and $0.5 million of expense to maintain non-operational real estate assets. Other expense in 2004 of $0.3 million was primarily to maintain non-operational real estate assets.

Provision for Income Taxes
      The provision for income taxes was $36.3 million for 2005 compared to $20.7 million for 2004. The year ended 2004 included a $1.3 million U.S. income tax benefit (extraterritorial income exclusion), related to export shipments and a $0.9 million research and experimentation U.S. tax credit. The extraterritorial income exclusion deduction recorded in 2004 is for years 2002 and 2003. The research and experimentation credit recorded in 2004 covers qualified spending for the two-year period from 2002 to 2003. Prior to 2003, the Company was an alternative minimum tax payer and accordingly could not benefit from the research and experimentation tax credit.

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
LIQUIDITY AND CAPITAL RESOURCES
      Our primary liquidity needs are to fund capital expenditures, fund new product development and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $181.6 million at December 31, 2005. At December 31, 2005, we had no outstanding indebtedness and $12.1 million in outstanding letters of credit which are comprised primarily of performance bonds related to customer orders in our backlog.
      We believe that cash from operations and existing cash, cash equivalents and investment balances will be sufficient to meet anticipated cash requirements, including working capital needs, contractual obligations and planned capital expenditures, for at least the next 12 months. In the longer term, if we were to need additional cash, we anticipate that we could enter into credit facilities and also raise additional funds through issuing debt or equity securities.
      In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock over the next twelve months. The Company intends to repurchase its shares, beginning in the second quarter of 2006, in the open market or in privately negotiated transactions based on, among other things, its ongoing capital requirements, expected cash flows, regulatory restraints and general market conditions. Future repurchases are expected to be funded with cash flows from operations. The repurchase program may be suspended or discontinued at any time.

Operating Activities
      Cash provided by operating activities was $69.8 million for 2005 compared to $68.0 million for 2004. Cash provided by operating activities in 2005 was primarily from earnings and contractual cash payments received on long-term capital equipment projects, which was partially offset by higher working capital requirements which included increases in inventories of approximately $22.8 million to support higher product demand in both of our segments.
      Cash provided by operating activities in 2004 was primarily the result of earnings and contractual cash payments received on long-term capital equipment projects, which was partially offset by slightly higher working capital requirements. Cash provided by operations in 2003 was primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects, which was partially offset by a $7.0 million contribution to the U.S. defined benefit pension plan.

Investing Activities
      Net cash used in investing activities for 2005 was $64.2 million compared to $72.3 million in 2004. The investment of cash in 2005 includes net investments in marketable securities of $43.6 million, capital spending of $17.1 million, the purchase of a pressure control product line for $3.6 million, proceeds from the sale of real estate not used in operations of $2.9 million and $2.8 million for investments in business development including the purchase of a product line for our premium connections segment. The investment of cash in 2004 was primarily for net investments in marketable securities of $59.2 million and capital spending of $12.4 million. The investment of cash in 2003 of $13.8 million was primarily for capital spending of $8.6 million and net investments in marketable securities of $4.2 million. For more information on capital expenditures for the three years ended December 31, 2005 see “Capital Expenditures” below.

Financing Activities
      During 2005, we received net proceeds from the exercise of stock options of $7.5 million compared to $7.6 million and $2.0 million for the years ended 2004 and 2003, respectively. During 2003, we repaid $30.0 million of senior notes at maturity and as a result have no outstanding indebtedness.

Credit Facilities
      During the first six months of 2005 we had two unsecured revolving lines of credit for working capital requirements that provided up to $20.0 million in total committed revolving credit borrowings. On June 30, 2005 these revolving lines of credit expired in accordance with their stated maturities.
      The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. At December 31, 2005, there was approximately $12.1 million outstanding in letters of credit, which included $8.2 million of performance bonds related to customer orders in our backlog. In addition, the Company has agreed to guarantee half of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity of which we own 50%, up to a maximum of approximately $3.1 million by issuing irrevocable standby letters of credit. As of December 31, 2005, the total amount of borrowings of the joint venture was approximately $2.1 million, of which $1.1 million was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Contractual Cash Obligations
      The following paragraph summarizes the Company’s contractual cash obligations as of December 31, 2005.

	Payments Due by Period

	Total	2006	2007-2008	2009-2010	Thereafter

	(In millions)
Operating leases(1)	$3.6	$1.7	$1.8	$0.1	$—
Purchase Obligations(2)	80.3	74.4	5.4	0.5	—
Other long-term liabilities(3)	17.6	0.6	1.1	1.2	14.7

Total	$101.5	$76.7	$8.3	$1.8	$14.7

(1)	Represents obligations for minimum payments under noncancelable operating leases. The Company’s lease commitments are primarily for operating facilities, vehicles and equipment.

(2)	Represents obligations under outstanding purchase orders and other commitments and estimated future cash payments pursuant to contractual obligations related to investments in joint ventures.

(3)	Represents estimated future cash payments for post-retirement health and life benefits, pension plan benefits and deferred compensation.

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

Capital Expenditures
      Capital expenditures for 2005 were $17.1 million, which included $12.0 million for our premium connection segment, $4.5 million for our pressure control segment and $0.6 million for general corporate purposes. The majority of the expenditures were to support plant and equipment machine tool upgrades, to increase capacity in our premium connection segment and to purchase land and buildings for a new pressure control plant in Mexico.
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
      If current industry conditions continue, we expect our 2006 capital expenditures to be approximately $30 to $45 million, which includes a level of spending of approximately $8 to $10 million necessary to maintain our existing operations. The remaining expenditures are anticipated to be used to continue to gradually increase our premium connection manufacturing capacity, acquire equipment for our new pressure control plant under construction in Mexico, fund business investments in emerging international markets and for additional manufacturing capacity at our Houston pressure control plant.

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
BACKLOG
      Pressure control capital equipment backlog which includes orders for capital equipment and long-term projects, at December 31, 2005 and 2004 was $156.7 million and $14.6 million, respectively. The increase in our backlog reflects $147.1 million of new long-term capital equipment project orders received in 2005. This increase is the attributable to a significant rise in new rig construction and refurbishment worldwide.
      We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. We expect to recognize revenue from orders in our backlog at December 31, 2005 over the next three years. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders and the majority of such orders are cancelable at will by the purchaser without penalty.
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

Revenue Recognition
      Revenue for most of our products and services is recognized at the time those products are delivered or services are performed. For the years ended December 31, 2005, 2004 and 2003 approximately 94%, 95% and 87%, respectively, of our total revenues were recognized on this basis.
      A smaller portion of our revenue is generated from long-term contracts in our pressure control segment. These long-term contracts are generally contracts from six to eighteen months with a contract price in excess of $1.0 million. Revenue from long-term contracts was approximately 6%, 5% and 13% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Pressure control capital equipment backlog, which includes future long-term contract revenue, was $156.7 million, $14.6 million and $11.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Revenue and profit from long-term contracts are recognized as work progresses using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. This requires us to estimate the contract costs, which include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates are charged to income or expense in the period in which the facts and circumstances that give rise to the revision become known. If a long-term contract were anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent.
      For the years 2003 through 2005, our estimates of total costs and costs to complete have approximated actual costs incurred to complete contracts. However, there are many factors that impact future costs, including but not limited to the cost of labor and materials and other factors as outlined in our “RISK FACTORS.” Unexpected changes in these factors could affect the accuracy of our estimates and materially impact our future reported earnings.

Inventories
      Our inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 69% and 73% of total gross inventories at December 31, 2005 and 2004, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost of inventory would have been $14.7 million, $13.5 million and $13.4 million higher at December 31, 2005, 2004 and 2003, respectively.
      The Company provides a reserve for the difference between the carrying value of excess or obsolete inventory items and their estimated net realizable value (market price). The reserve was $9.3 million, $9.8 million and $11.1 million at each of December 31, 2005, 2004 and 2003. Additions to the reserve were $0.6 million, $2.8 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our industry is cyclical in nature, which can cause some inventory items to be slow-moving and in excess between industry cycles. As a result, our provision for excess and obsolete inventory was higher for the 2002 through 2004 periods when our industry, and especially the pressure control capital equipment market, was weaker than in prior periods and lower in 2005 as the capital equipment market improved.
      In order to determine the appropriate reserve for excess and obsolete inventory, we perform a detailed review of inventory at least annually and review the reserve on a more generalized basis at least quarterly. Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our estimates regarding future market demand and other factors. We could be required to increase or decrease our reserve as a result of unexpected change in market demand for specific products or changes in customer purchasing decisions due to a shift in market activity. We could be required to increase our reserve as a result of new technology that renders certain products obsolete. Changes to the reserve are recorded as an expense and included in cost of sales. We believe that our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. If an additional 1% of our gross inventories had been determined to be excess or obsolete inventory during 2005, our pre-tax income would have been reduced by approximately $0.8 million.

Product Warranties
      The Company sells most of its products to customers with a product warranty. This warranty provides that customers can return a defective product during a specified warranty period, generally one year, following the purchase, or in some instances, one year following commissioning. In such event, we would exchange the defective product for a replacement product, repair the defective product at no cost to the customer or issue a credit to the customer. The cost of product warranties is estimated and recorded as an accrued liability at the time of delivery of a product, or in some cases, when specific warranty claims are made. The estimates of exposure for product warranties are based on known warranty claims as well as current and historical warranty costs incurred. Additions to the reserve are recorded as an expense and included in cost of goods sold.
      The reserve for product warranties was $1.6 million, $2.3 million and $2.2 million as of December 31, 2005, 2004 and 2003, respectively, and there were no net additions to the warranty reserve in 2005 compared to $0.7 million and $0.3 million in 2004 and 2003 respectively. Actual warranty claims paid were $0.6 million, $0.5 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We believe that our reserve for product warranties is sufficient based on our current estimates. However, because we manufacture complex products that are subjected to harsh drilling environments, our experience with warranty claims may vary from period to period. Should actual product claims or repair costs be higher than the Company’s current estimates, increases in the estimated warranty liability could be required.

Pension Plan
      The Company has a frozen defined benefit pension plan covering substantially all of its U.S. employees. Benefits are based on the employees’ years of service and compensation. No additional benefits are being accrued under this plan, which was frozen effective December 31, 2001. At December 31, 2005, the Company had an estimated unfunded pension obligation under the plan of $2.8 million. Net periodic pension cost was $0.1 million for each of the years ended December 31, 2005, 2004 and 2003. The Company contributed $39,000 to the pension plan in 2005 and made no contributions in 2004, however $7.0 million was contributed in 2003. Based on current expectations, the Company plans to make a contribution of approximately $0.2 million during 2006.
      The Company’s pension costs and obligations recorded in the financial statements are determined on an actuarial basis. In order to estimate the pension obligation, management must make assumptions regarding the discount rate used to determine the present value of liabilities and the rate of return on pension assets. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. The assumed discount rate used in determining the benefit obligation was 5.75%, 6.0% and 6.0% at December 31, 2005, 2004 and 2003, respectively. The assumed discount rate used in determining the net periodic cost was 6.0% at December 31, 2005 and 2004 and 6.5% at December 31, 2003. Discount rates are based on the yield of high quality corporate bonds. Significant changes in the discount rate, such as those caused by changes to the yield curve, the mix of bonds available in the market, the maturity of selected bonds, and the timing of expected benefit payments may result in volatility. Plan assets consist primarily of investments in equities and fixed income funds. The expected long-term rate of return on pension plan assets at December 31, 2005, 2004 and 2003 was 6.0%, 6.0% and 8.0%, respectively. The expected long-term rate of return is based on anticipated future returns in each of the plan’s asset categories. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected benefit obligation and benefit costs.

      The following table illustrates the sensitivity to a change in certain assumptions used in the calculation of pension expense for the year ending December 31, 2005 and the calculation of the projected benefit obligation (PBO) at December 31, 2005 for the Company’s pension plan:

	Impact on 2005	Impact on
	Pre-tax Pension	December 31,
	Expense	2005 PBO

	(In millions)
Change in Assumption:
50 basis point decrease in discount rate	$0.2	$2.6
50 basis point increase in discount rate	*	(2.4)
50 basis point decrease in expected return on assets	0.2	n/a
50 basis point increase in expected return on assets	(0.2)	n/a

*	Amount was negligible.

Post Retirement Health and Life Benefits
      The Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before December 31, 1989, who have or will retire under one of the Company’s pension plans. At December 31, 2005, the Company had an estimated unfunded obligation for retiree life and health of approximately $7.5 million. The Company recognized post-retirement benefit income for the years ended December 31, 2005, 2004 and 2003 of approximately $105,000, $91,000 and $29,000, respectively. The Company made cash payments to pay for post-retirement health and life benefits of $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company’s costs and obligations related to its post-retirement health and life benefits that are recorded in the financial statements are determined on an actuarial basis. In order to estimate the obligation, management must make many assumptions including the discount rate (discussed above under “Pension Plan”), healthcare cost trends and certain employee-related factors, such as turnover, retirement age and mortality. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. The assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health and life plan. A 10% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2005 in determining the benefit obligation for the post-retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2011 and remain at that level thereafter. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected obligation and costs as well as other calculations.
      The following table illustrates the sensitivity to a change in certain assumptions used in the calculation of components of post-retirement health and life costs for the year ended December 31, 2005 and the calculation of benefit obligation at December 31, 2005 for the Company’s post-retirement health and life benefits:

Impact on
	Impact on 2005	December 31,
	Service and	2005 Benefit
	Interest	Obligation

(In millions)
Change in Assumption:
50 basis point decrease in discount rate	*	$0.2
50 basis point increase in discount rate	*	(0.2)
50 basis point decrease in expected return on assets	n/a	n/a
50 basis point increase in expected return on assets	n/a	n/a

*	Amount was negligible.

Tax Matters
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
      As of December 31, 2005, 2004 and 2003 we had deferred tax assets, net of deferred tax liabilities, of $2.0 million, $9.0 million and $12.4 million, respectively. These assets are benefits to us as long as we expect to have sufficient future income in the United States. Management projections indicate that sufficient income will be generated in future years to realize the tax assets, and therefore, no valuation allowance was required.
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
      Our tax filings are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly we provide taxes in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”, only for the amounts we believe will ultimately result from these proceedings. We believe that the amount currently provided for potential assessments will not be settled in the next twelve months and such amount does not have a significant impact on our liquidity. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued. See additional discussion of tax matters in the notes to our financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB statement No. 3.” SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements” and provides guidance on the accounting and reporting of accounting changes and error corrections. The statement applies to all voluntary changes in accounting principles as well as all changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the implementation of SFAS 154 will not have a material effect on the Company’s results of operations or financial condition.
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our results of operations or financial condition.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment”. This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. We must adopt SFAS 123(R), effective January 1, 2006, which is consistent with the standard’s effective date. The Company is currently in the process of evaluating the impact of SFAS 123(R).
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We adopted SFAS No. 153 on July 1, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “... under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges ....” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company believes the implementation of SFAS 151 did not have a material effect on the Company’s results of operations or financial condition.
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
      In December 2003, we adopted SFAS No. 132 (Revised 2003), “Employees’ Disclosures about Pensions and Other Post Retirement Benefits.” The statement requires additional disclosures relating to pensions and other post-retirement benefits, which we have included in the notes to our financial statements.
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
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
      Our operations are conducted in certain countries around the world in a number of different currencies. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, the U.S. dollar. In order to mitigate the effect of exchange rate changes, a substantial portion of our contracts provide for collections from customers in U.S. dollars. In 2005, revenue from our international subsidiaries was $190.7 million, with $77.9 million denominated in foreign currency. Of these foreign currency denominated sales, $44.5 million were in local currency, but based on the exchange rate for the U.S. dollar at the time of shipment. In 2004, revenue from our international subsidiaries was $143.8 million, with $54.7 million denominated in foreign currency. Of these foreign currency denominated sales, $30.2 million were in local currency, but based on the exchange rate for the U.S. dollar at the time of shipment.
      We had no foreign currency denominated borrowings outstanding at December 31, 2005 or 2004.

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
      Management assessed the effectiveness of Hydril’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes Hydril maintained effective internal control over financial reporting as of December 31, 2005.
      Management’s assessment of the effectiveness of Hydril’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP. Their attestation report on management’s assessment of Hydril’s internal control over financial reporting is also included on page 44 of this report.
Houston, Texas
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hydril Company
Houston, Texas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hydril Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.
Deloitte & Touche LLP
Houston, Texas
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hydril Company
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Hydril Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hydril Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Houston, Texas
March 13, 2006

HYDRIL COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,

	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$65,145	$51,733
Investments and marketable securities	108,084	69,365
Receivables:
Trade, less allowance for doubtful accounts: 2005, $759; 2004, $1,214	67,523	56,053
Contract costs and estimated earnings in excess of billings	8,803	4,860
Other	1,878	1,528

Total receivables	78,204	62,441

Inventories:
Finished goods	28,917	21,179
Work-in-process	18,828	8,854
Raw materials	9,901	4,787

Total inventories	57,646	34,820

Deferred tax asset	11,390	8,794
Other current assets	3,669	3,422

Total current assets	324,138	230,575

PROPERTY:
Land and improvements	21,846	21,314
Buildings and improvements	52,620	54,718
Machinery and equipment	178,145	162,785
Construction-in-progress	5,004	5,710

Total	257,615	244,527
Less accumulated depreciation and amortization	(152,477)	(142,159)

Property, net	105,138	102,368

OTHER LONG-TERM ASSETS:
Investments	8,387	3,501
Deferred tax asset	212	588
Other assets	12,687	6,614

TOTAL	$450,562	$343,646

See notes to consolidated financial statements

HYDRIL COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	December 31,

	2005	2004

CURRENT LIABILITIES:
Accounts payable	$23,443	$23,292
Billings in excess of contract costs and estimated earnings	4,482	342
Accrued liabilities	26,791	24,817
Income taxes payable	8,661	5,902

Total current liabilities	63,377	54,353

LONG-TERM LIABILITIES:
Deferred tax liability	9,579	410
Other	16,771	14,100

Total long-term liabilities	26,350	14,510

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock — authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock — authorized 75,000,000 shares of $.50 par value; 20,182,531 and 18,651,458 shares issued and outstanding at December 31, 2005 and 2004, respectively	10,091	9,326
Class B common stock — authorized, 32,000,000 shares of $.50 par value; 3,479,920 and 4,620,130 shares issued and outstanding at December 31, 2005 and 2004, respectively	1,740	2,310
Additional paid in capital	79,356	61,810
Retained earnings	279,789	206,546
Deferred compensation	(6,980)	(3,325)
Accumulated other comprehensive loss	(3,161)	(1,884)

Total stockholders’ equity	360,835	274,783

TOTAL	$450,562	$343,646

See notes to consolidated financial statements

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,

	2005	2004	2003

REVENUE	$376,724	$285,353	$212,017
COST OF SALES	213,161	166,940	130,124

GROSS PROFIT	163,563	118,413	81,893

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	12,075	11,618	13,455
Sales and marketing	21,516	18,473	16,287
General and administration	25,016	21,916	17,988

Total	58,607	52,007	47,730

OPERATING INCOME	104,956	66,406	34,163
INTEREST EXPENSE	—	—	(1,101)
INTEREST INCOME	3,900	1,113	724
OTHER INCOME (EXPENSE), NET	724	(335)	(135)

INCOME BEFORE INCOME TAXES	109,580	67,184	33,651
PROVISION FOR INCOME TAXES	36,337	20,697	8,073

NET INCOME	$73,243	$46,487	$25,578

EARNINGS PER SHARE:
BASIC	$3.12	$2.02	$1.13
DILUTED	$3.05	$1.98	$1.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,500,620	22,996,401	22,710,838
DILUTED	24,019,273	23,432,493	23,000,621
See notes to consolidated financial statements

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2004 and 2005
(In thousands, except share amounts)

			Class B Common					Accumulated
	Common Stock		Stock		Additional			Other
					Paid In	Retained	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, December 31, 2002	15,369,638	$7,685	7,192,427	$3,596	$43,898	$134,481	$—	$(2,523)	$187,137

Net Income	—	$—	—	$—	$—	$25,578	$—	$—	$25,578

Other Comprehensive Loss, net of tax
Minimum pension liability adjustment							—	555	555

Total Comprehensive Income (Loss)	—	—	—	—	—	25,578		555	26,133

Issuance of Common stock-employee stock purchase plan and exercise of stock options	239,448	119	—	—	2,011	—	—	—	2,130
Tax benefit on option exercises	—	—	—	—	1,295	—	—	—	1,295
Issuance of Class B Common stock-exercise of stock options	—	—	15,000	8	64	—	—	—	72
Conversion of Class B Common stock to Common stock	449,706	225	(449,706)	(225)	—	—	—	—	—
Awards of Restricted units/stock	—	—	—	—	2,066	—	(2,066)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	243	—	243
Forfeitures of restricted units	—	—	—	—	(22)	—	22	—	—

Balance, December 31, 2003	16,058,792	$8,029	6,757,721	$3,379	$49,312	$160,059	$(1,801)	$(1,968)	$217,010

Net Income	—	$—	—	$—	$—	$46,487	$—	$—	$46,487

Other Comprehensive Loss, net of tax
Minimum pension liability adjustment							—	84	84

Total Comprehensive Income (Loss)	—	—	—	—	—	46,487	—	84	46,571

Issuance of Common stock-employee stock purchase plan, exercise of stock options, restricted stock and vested restricted units	446,218	224	—	—	7,546	—	—	—	7,770
Tax benefit on option exercises	—	—	—	—	2,773	—	—	—	2,773
Issuance of Class B Common stock-exercise of stock options	—	—	8,857	4	37	—	—	—	41
Conversion of Class B Common stock to Common stock	2,146,448	1,073	(2,146,448)	(1,073)	—	—	—	—	—
Awards of Restricted units/stock	—	—	—	—	2,374	—	(2,374)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	618	—	618
Forfeitures of restricted units	—	—	—	—	(232)	—	232	—	—

Balance, December 31, 2004	18,651,458	$9,326	4,620,130	$2,310	$61,810	$206,546	$(3,325)	$(1,884)	$274,783

Net Income	—	$—	—	$—	$—	$73,243	$—	$—	$73,243

Other Comprehensive Loss, net of tax
Minimum pension liability adjustment							—	(1,277)	(1,277)

Total Comprehensive Income (Loss)	—	—	—	—	—	73,243	—	(1,277)	71,966

Issuance of Common stock-employee stock purchase plan, exercise of stock options, restricted stock and vested restricted units	390,863	195	—	—	7,591	—	—	—	7,786
Tax benefit on option exercises	—	—	—	—	4,667	—	—	—	4,667
Conversion of Class B Common stock to Common stock	1,140,210	570	(1,140,210)	(570)	—	—	—	—	—
Awards of Restricted units/stock	—	—	—	—	5,433	—	(5,433)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,633	—	1,633
Forfeitures of restricted units	—	—	—	—	(145)	—	145	—	—

Balance, December 31, 2005	20,182,531	$10,091	3,479,920	$1,740	$79,356	$279,789	$(6,980)	$(3,161)	$360,835

See notes to consolidated financial statements

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,243	$46,487	$25,578

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation	1,633	618	243
Depreciation and amortization	13,687	12,637	11,900
Deferred income taxes	7,552	3,127	(1,539)
Provision for doubtful accounts	33	81	236
Gain on sale of real estate holdings not used in operations	(2,199)	—	(104)
Change in operating assets and liabilities:
Receivables	(11,853)	(20,934)	(1,175)
Contract costs and estimated earnings in excess of billings	(3,943)	(494)	463
Inventories	(22,826)	1,596	5,068
Other current and noncurrent assets	4,091	6,276	95
Accounts payable	151	9,811	(242)
Billings in excess of contract costs and estimated earnings	4,140	(145)	(4,494)
Accrued liabilities	1,974	7,717	(3,917)
Income taxes payable	2,759	1,552	587
Other long-term liabilities	1,394	(364)	(4,470)

Net cash provided by operating activities	69,836	67,965	28,229

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(20,787)	(29,508)	(18,931)
Proceeds from held-to-maturity investments	27,043	15,095	20,705
Purchase of available for sale investments	(110,535)	(47,495)	(7,925)
Proceeds from available for sale investments	60,674	2,755	2,000
Capital expenditures	(17,144)	(12,356)	(8,558)
Proceeds from the sale of real estate not used in operations	2,935	—	149
Purchase of a product line	(3,640)	—	—
Other, net	(2,756)	(750)	(1,246)

Net cash used in investing activities	(64,210)	(72,259)	(13,806)

NET CASH FROM FINANCING ACTIVITIES:
Repayment of debt	—	—	(30,000)
Net proceeds from issuance of common stock	265	242	230
Net proceeds from exercise of stock options	7,521	7,571	1,971

Net cash provided by (used in) financing activities	7,786	7,813	(27,799)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,412	3,519	(13,376)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,733	48,214	61,590

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,145	$51,733	$48,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$1,044
Income taxes paid:
Domestic	4,406	2,530	—
Foreign	15,981	8,678	7,685
See notes to consolidated financial statements

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
      Revenue Recognition — Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below. For the years ended December 31, 2005, 2004 and 2003 approximately 94%, 95% and 87%, respectively, of our total revenues were recognized on this basis.
      The Company’s pressure control segment includes revenue from long-term contracts. These contracts generally have a term of six to eighteen months, an estimated contract price in excess of $1,000,000, and are recognized using the percentage-of-completion method measured by the percentage of cost incurred to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract were anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent. It is possible, but not contemplated, that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes. Revenue from long-term contracts was approximately 6%, 5% and 13% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.
      Cash and Cash Equivalents — Cash equivalents are highly liquid investments including commercial paper, time deposits and money market mutual funds having original maturities of three months or less.
      Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.
      The Company has investment securities classified as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005 and 2004, the Company held $100,525,000 and $50,664,000 in “available for sale” securities, respectively. The fair value of these securities as of December 31, 2005 and 2004 approximates the carrying value. The realized and unrealized gains and losses related to these available for sale investments were immaterial to the results of operations. The contractual maturities of these investments vary with none maturing within one year, $1,050,000 maturing in one to five years, $12,445,000 maturing in six to ten years, and the balance maturing after ten years. While the contractual maturities of these investments can be greater than one year, they are classified as short-term investments because they are redeemable in less than one year and it is management’s intent that they be available for use in current operations. The interest rates on these instruments typically reprice every seven to 35 days depending on the contractual terms.
      Additionally, the Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maturity. As of December 31, 2005 and 2004, the Company held $15,946,000 and $22,202,000, respectively of corporate investment securities classified as “held to maturity.” Contractual maturities of these securities at December 31, 2005 consist of $7,559,000 which mature in 2006, with the balance of $8,387,000 maturing in 2007.
      Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible. An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(In thousands)
Beginning balance	$1,214	$1,127	$1,039
Additions charged to expense	33	81	141
Accounts written off	(24)	(37)	(45)
Other adjustments	(464)	43	(8)

Ending balance	$759	$1,214	$1,127

      Other adjustments consist of the collection of a customer’s account previously determined as doubtful for collection, and other adjustments reflecting current industry economic conditions.
      Inventories — Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 69% and 73% of total gross inventories at December 31, 2005 and 2004, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost would have been $14,742,000, $13,502,000 and $13,369,000 higher at December 31, 2005, 2004 and 2003, respectively.
      The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value. An analysis of the excess and obsolete inventory reserve for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

	(In thousands)
Beginning balance	$9,810	$11,103	$7,727
Provision for excess and obsolete inventory	620	2,753	4,022
Inventory disposed of during the year	(1,092)	(4,046)	(646)

Ending balance	$9,338	$9,810	$11,103

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

Buildings and improvements	15 - 45 years
Machinery and equipment	3 - 12 years
      Upon retirement or other disposal of fixed assets, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations.
      Included in other assets within the consolidated balance sheets at December 31, 2005 and 2004 are $2,494,000 and $2,082,000 respectively, of real estate holdings. These holdings are composed of land and

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
buildings in the United States not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Such holdings are reported at the lower of their carrying amount or fair value less estimated costs to sell.
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
      In the third quarter of 2004, the Company tested for recoverability the carrying value of its assets included in the Advanced Composite product line, after concluding that it was more likely than not that these assets would be sold or disposed of significantly before the end of their estimated useful lives. Advanced Composite was a product line included within the Company’s Premium Connection segment. Revenue for the two years ended 2004 and 2003 for this product line was $1,505,000 and $1,562,000, respectively. An impairment charge of $727,000 pretax was recorded as a component of cost of sales as a result of this recoverability test. In December 2004, the Company sold the fixed assets, inventory and intellectual property rights of Advanced Composites at an amount approximating the net book value of such assets.
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
      Research and Development Costs — The Company engages in research and development activities to develop new products and to significantly improve existing products. The Company expenses as incurred all research and development costs that are not reimbursable by other parties. Research and development expenses, net of reimbursement, were $3,044,000, $3,553,000 and $3,939,000, for the years ended December 31, 2005, 2004 and 2003, respectively.
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
      Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date consistent with provisions of SFAS 123, the Company’s net income would have been decreased by $1,687,000, $1,888,000, and $1,827,000 in 2005, 2004 and 2003, respectively.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income, as reported	$73,243	$46,487	$25,578
Add: Total stock-based employee compensation for restricted stock awards included in reported net income, net of tax	1,091	407	158
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(2,778)	(2,295)	(1,985)

Proforma net income	$71,556	$44,599	$23,751

Earnings per share:
Basic-as reported	$3.12	$2.02	$1.13
Basic-proforma	$3.04	$1.94	$1.05
Diluted-as reported	$3.05	$1.98	$1.11
Diluted-proforma	$2.98	$1.90	$1.03
      The pro forma fair value of options at the date of the grant was estimated using the Black-Scholes model and the following assumptions:

	2005*	2004	2003

Expected life (years)	—	3.71	5.50
Interest rate	—	3.67%	2.75%
Volatility	—	36.00%	49.83%
Dividend yield	—	0.00%	0.00%
Weighted-average fair value per share at grant date	—	$9.34	$13.12

*	No stock option grants were awarded in 2005.
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

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Concentration of Credit and Customer Risk — The Company sells its products to steel pipe distributors, major and independent domestic and international oil and gas companies, steel mills, state-owned oil and gas companies and national oil companies, as well as domestic and international drilling contractors and rental companies. See Note 14 for further information on major customers. The Company performs ongoing credit evaluations of its customers and provides allowance for probable credit losses where necessary.
      Reclassifications — Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the current year’s presentation.

2.	ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
      Accrued liabilities and other long-term liabilities as of December 31, 2005 and 2004 consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Accrued liabilities:
Accrued payroll, bonus and related	$8,061	$7,270
Taxes (property, sales, payroll, other)	5,145	6,145
Employee benefits	4,783	4,031
Product warranties	1,552	2,341
Other	7,250	5,030

Total	$26,791	$24,817

Other long-term liabilities:
Post retirement health and life benefits	$7,245	$7,952
Deferred compensation	3,869	2,745
Pension plan benefits	3,093	839
Income tax obligation	2,564	2,564

Total	$16,771	$14,100

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the aggregate product warranty liability is as follows for the years ended December 31:

	2005	2004	2003

	(In thousands)
Beginning balance	$2,341	$2,192	$3,274
Claims paid	(568)	(530)	(1,337)
Additional warranty charged (credited) to expense	(221)	679	255

Ending balance	$1,552	$2,341	$2,192

3.	LONG-TERM CONTRACTS
      The components of long-term contracts as of December 31, 2005 and 2004 consist of the following:

	December 31,

	2005	2004

	(In thousands)
Costs and estimated earnings on uncompleted contracts	$19,321	$23,860
Less: billings to date	(15,000)	(19,342)

Excess of billings over costs and estimated earnings	$4,321	$4,518

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$8,803	$4,860
Billings in excess of contract costs and estimated earnings	(4,482)	(342)

Total	$4,321	$4,518

4.	LINES OF CREDIT
      Revolving lines of credit — During the first six months of 2005 we had two unsecured revolving lines of credit for working capital requirements that provided up to $20,000,000 in total committed revolving credit borrowings. On June 30, 2005 these revolving lines of credit expired in accordance with their stated maturities.
      The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit vary in amount with maturities ranging from March 2006 to March 2011. At December 31, 2005, there was approximately $12,100,000 outstanding in letters of credit comprised primarily of performance bonds related to customer’s orders, approximately $8,200,000, and irrevocable letters of credit issued to guarantee the borrowings of an unconsolidated entity, approximately $3,100,000. (See additional discussion concerning this debt guarantee in Note 11, Commitments and Contingencies).

5.	INCOME TAXES
      The geographical sources of income before income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

	(In thousands)
United States	$54,232	$28,804	$15,952
Foreign	55,348	38,380	17,699

Income before income taxes	$109,580	$67,184	$33,651

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003

	(In thousands)
United States:
Current	$12,425	$5,563	$3,959
Deferred	7,596	1,965	(1,945)
Foreign:
Current	16,359	12,007	5,653
Deferred	(43)	1,162	406

Total	$36,337	$20,697	$8,073

      Tax benefits of $4,667,000, $2,773,000 and $1,295,000 associated with the exercise of employee stock options were allocated to equity and recorded in paid in capital in excess of par value in the years ended December 31, 2005, 2004, 2003, respectively.
      The consolidated effective income tax rates (as a percentage of income before income taxes) for the years ended December 31, 2005, 2004 and 2003 varies from the United States statutory income tax rate for the reasons set forth below:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.1%	0.1%	0.2%
Research and experimentation tax credit	(0.7)%	(2.1)%	(11.0)%
Extraterritorial income exclusion	(0.3)%	(2.3)%	(0.2)%
Manufacturing deduction	(0.2)%	—	—
Tax exempt interest	(0.7)%	—	—

Effective rate	33.2%	30.7%	24.0%

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004

	(In thousands)
Deferred tax assets:
Inventory capitalization cost	$3,622	$2,433
Accrued expenses and other items not deductible for tax purposes	7,583	7,823
Alternative minimum tax and research credits	701	12,624
Other	4,932	2,568

Total deferred tax assets	16,838	25,448
Deferred tax liabilities:
Property, plant and equipment	(5,776)	(7,267)
Unrepatriated foreign earnings and other foreign deferred taxes	(9,039)	(9,208)

Total deferred tax liability	(14,815)	(16,475)

Net deferred tax asset	$2,023	$8,973

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
      During the fourth quarter of 2005, the Company settled an income tax audit covering the tax years of 2001 and 2002 with the Mexican tax authorities for $420,000 of additional tax, plus a $173,000 surcharge which is deductible for Mexican tax purposes. As a result, the Company increased its 2005 expenses for this surcharge and reflected the agreed-upon Mexican tax assessment in its foreign tax provision with an equal offsetting benefit in its domestic tax provision for the foreign tax credits resulting from the settlement. The Company is currently under an income tax audit by the United States Internal Revenue Service with respect to the 2003 tax year and by the Nigerian authorities for tax years 1999 through 2003, with results yet to be released. We do not expect the outcome of these audits to have a material impact on our financial position or results from operations.
      At December 31, 2005, the Company had approximately $701,000 of alternative minimum tax credits that may be carried forward indefinitely under U.S. law.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The benefit obligation, value of plan assets, and funded status component costs of the plans are as follows:

			Post Retirement
	Defined Benefit Plan		Health and Benefits

	2005	2004	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$31,998	$30,589	$5,858	$6,902
Service cost	—	—	56	50
Interest cost	1,920	1,828	326	347
Participant contributions	—	—	61	60
Benefits paid	(798)	(674)	(615)	(711)
Actuarial (gain)/loss	1,359	255	145	(790)

Benefit obligation at end of year	$34,479	$31,998	$5,831	$5,858

Change in plan assets:
Fair value of plan assets at beginning of year	$31,159	$29,710	$—	$—
Actual return on plan assets	1,315	2,160	—	—
Employer contributions	39	—	554	651
Participant contributions	—	—	61	60
Benefits paid	(797)	(674)	(615)	(711)
Administrative expenses	(40)	(37)	—	—

Fair value of plan assets at end of year	$31,676	$31,159	$—	$—

Reconciliation of plan funded status:
Funded status	$(2,803)	$(839)	$(5,831)	$(5,858)
Unrecognized actuarial loss	—	—	(33)	(177)
Unamortized prior service benefit	—	—	(1,651)	(2,139)

Net amount recognized at year-end	$(2,803)	$(839)	$(7,515)	$(8,174)

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Post Retirement Health and
	Defined Benefit Plan			Life Benefits

	2005	2004	2003	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$56	$50	$56
Interest cost	1,920	1,828	1,747	326	347	403
Expected return on plan assets	(1,843)	(1,760)	(1,755)	—	—	—
Amortization of prior service cost (benefit)	16	16	16	(487)	(488)	(488)
Amortization of net loss	14	20	129	—	—	—

Net periodic benefit cost	$107	$104	$137	$(105)	$(91)	$(29)

      The Company’s pension plan weighted average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Defined Benefit Plan

	2005	2004

Percentage of Plan Assets:
Equity	32%	31%
Fixed income	68%	69%

Total	100%	100%
      The amounts recognized in the consolidated balance sheet are as follows:

	Defined Benefit Plan

	2005	2004

	(In thousands)
Accrued benefit liability	$(2,803)	$(839)
Intangible asset	103	119
Accumulated other comprehensive income	4,863	2,899

Net amount recognized at the end of the year	$2,163	$2,179

      The additional year-end information for plans with accumulated benefit obligations in excess of plan assets are as follows:

	Defined Benefit Plan

	2005	2004

	(In thousands)
Projected benefit obligation	$34,479	$31,998
Accumulated benefit obligation	34,479	31,998
Fair value of plan assets at end of year	31,676	31,159
      The assumed discount rate used in determining the benefit obligation was 5.75%, 6.00% and 6.00% at December 31, 2005, 2004 and 2003, respectively. The assumed discount rate used in determining the net periodic benefit cost was 6.00%, 6.00% and 6.50% at December 31, 2005, 2004 and 2003, respectively. The expected long-term rate of return on pension plan assets at December 31, 2005, 2004 and 2003 was 6.00%, 6.00% and 8.00%, respectively. Based on current expectations, the Company does not plan to make any additional contributions to its defined benefit pension plan during 2006.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A 10% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2005 in determining the benefit obligation for the post retirement health and life plan. This rate is assumed to decrease gradually to 5.0% for 2011 and to remain at that level thereafter.
      The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A one percent change in the assumed health care cost trend rates would have the following effects:

	One Percent

	Increase	Decrease

	(In thousands)
Effect on total of service and interest cost components for 2005	$7	$(7)
Effect on December 31, 2005 benefit obligation	117	(112)
      Defined Contribution Plans — The Company has an employee savings plan under which U.S. employees can invest up to $14,000 of their earnings pre-tax, matched by an amount from the Company equal to one-half of the first 6% of the employees’ contributions. The Company’s contributions were $1,094,000, $984,000 and $955,000 in 2005, 2004 and 2003, respectively.
      Effective January 1, 2002, the Company initiated a new defined contribution retirement plan, in which the Company makes monthly contributions to a separate retirement contribution account for each employee as an addition to the savings plan discussed above. The contributions are a percentage of compensation ranging from 2% — 7%, based on age. During 2005, 2004 and 2003, the Company’s contributions were $1,994,000, $1,796,000 and $1,784,000, respectively.
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
      Common Stock — The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.50 per share, and 32,000,000 shares of class B common stock, par value $.50 per share. At December 31, 2005 and 2004, 20,182,531 and 18,651,458 shares of common stock were issued and outstanding, and 3,479,920 and 4,620,130 shares of class B common stock were issued and outstanding, respectively.
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

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock if the shares of class B common stock are transferred other than to a holder of class B common stock or a person related to such a holder. All class B common stock will convert into common stock if the outstanding shares of class B common stock represent less than 10% of the combined outstanding shares of class B common stock and common stock.
      Preferred Stock — The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2005 and 2004, there were no shares of preferred stock issued or outstanding.
      Registration Rights Agreement — In connection with the Company’s initial public offering, the Company entered into a registration rights agreement with stockholders holding more than 5% of the Company’s common stock prior to the initial public offering. The registration rights agreement provides such stockholders with, subject to defined restrictions, certain demand, shelf and piggyback rights to require the Company to register the sale of their common stock. The Company is required to pay all expenses incident to its performance or compliance with the registration rights agreement except for underwriting commissions and discounts related to shares of common stock sold by stockholders. The last day on which registration rights may be exercised under the agreement is April 26, 2006.
      Rights Agreement — During 2002, the Company’s Board of Directors approved and the Company entered into a Rights Agreement. Under the terms of the Rights Agreement, the Company declared a dividend of one Right for each outstanding share of the Company’s common stock and class B common stock to holders of record as of April 12, 2002 and authorized the issuance of one Right for each share of common stock and class B common stock issued after April 12, 2002 until the Rights become exercisable, all of the Rights are redeemed or exchanged, or April 9, 2012, whichever is the earliest.
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
      Employee Stock Purchase Plan — The Hydril Company Employee Stock Purchase Plan (the “Stock Purchase Plan”) was terminated effective January 1, 2006. The Stock Purchase Plan was implemented November 1, 2000, and 220,000 shares of common stock were originally reserved for this plan. Under the Stock Purchase Plan, employees could purchase shares of the Company’s common stock at the lower of 85% of market value at the closing price on the first or last business day of each six-month period beginning on each July 1 and January 1, except that the first offering period was an eight-month period commencing on November 1, 2000 and ending on June 30, 2001. Purchases were limited to 10% of the employee’s regular pay. For the years ended December 31, 2005 and 2004, 8,589 and 12,400 shares respectively, were issued under this plan. In January 2006, a final 3,250 shares were issued for the offering period July 2005 through December 2005.
      Other — In March 2006, subsequent to the balance sheet date, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock over the next twelve months. The Company intends to repurchase its shares, beginning in the second quarter of 2006, in the open market or in privately negotiated transactions based on, among other things, its ongoing capital requirements, expected

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash flows, regulatory restraints and general market conditions. Future repurchases are expected to be funded with cash flows from operations. The repurchase program may be suspended or discontinued at any time.

8.	OTHER COMPREHENSIVE LOSS
      SFAS 130 “Reporting Comprehensive Income” requires minimum pension liability adjustments to be included in other comprehensive income. At December 31, 2005, 2004 and 2003 the Company had an unfunded accumulated benefit obligation in excess of the accrued pension expense. The Company recorded a loss of $1,277,000 for the year ended December 31, 2005 and gains of $84,000 and $555,000 for the years ended December 31, 2004 and 2003, respectively, in other comprehensive loss, net of income tax at a rate of 35%.

9.	OTHER INCOME AND EXPENSE
      Other income and expense is primarily related to real estate holdings in the United States composed of land and buildings not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Other income in 2005 was $724,000 and included a $2,201,000 gain from the sale of real estate not used in operations and was partially offset by expense of $662,000, recorded to increase an environmental reserve on non-operational real estate assets and expense of $531,000 for routine maintenance of the real estate holdings. Other expense in 2004 and 2003 was $335,000 and $135,000, respectively and included expense of $358,000 and $349,000, respectively, for routine maintenance of the non-operational real estate holdings.

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

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the computation of basic and diluted net income per share:

		Weighted
	Net	Average	Earnings
	Income	Shares	Per Share

	(In thousands except per share data)
For the year ended December 31, 2003
Basic net income	$25,578	22,711	$1.13
Effect of dilutive stock options	—	290	—

Diluted net income	$25,578	23,001	$1.11

For the year ended December 31, 2004
Basic net income	$46,487	22,996	$2.02
Effect of dilutive stock options	—	436	—

Diluted net income	$46,487	23,432	$1.98

For the year ended December 31, 2005
Basic net income	$73,243	23,501	$3.12
Effect of dilutive stock options	—	518	—

Diluted net income	$73,243	24,019	$3.05

11.	COMMITMENTS AND CONTINGENCIES
      Leases — The Company’s lease commitments are principally for operating facilities, vehicles and equipment.
      Obligations for minimum payments under noncancelable operating leases for the years ended December 31 are as follows:

Operating

(In thousands)
2006	$1,697
2007	1,152
2008	688
2009	139
2010	—
Greater than five years	—

Total minimum lease payments	$3,676

      Rental expense was $1,672,000, $1,667,000 and $1,421,000, for the years ended December 31, 2005, 2004 and 2003, respectively.
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

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other — The Company has agreed to guarantee 50% of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity, up to a maximum of $3,070,000 by issuing irrevocable standby letters of credit. As of December 31, 2005, the total amount of borrowings of the joint venture was $2,135,000, of which $1,067,000 was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations. As of December 31, 2005, the Company’s investment in this joint venture was approximately $1,000,000 and the joint venture, which began operations in the fourth quarter of 2005, recorded an after-tax net loss for the year of less than $100,000.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company’s financial instruments at December 31, 2005 and 2004 consisted of cash and cash equivalents, investments, accounts receivable, and accounts payable. The carrying amounts of these items are a reasonable estimate of their fair values because of the short maturity of such instruments or because their interest rates approximate comparable market rates available to the Company.

13.	EQUITY COMPENSATION PLANS
      During 2005, stockholders approved the 2005 Incentive Plan (the “2005 Plan”), which allows for the granting of various types of awards to officers, directors and key employees of the Company. The 2005 Plan provides for a maximum of 1,200,000 shares of common stock as to which awards may be granted, of which 550,000 were authorized for awards other than options or stock appreciation rights. As of December 31, 2005, no awards had been made under the 2005 Plan. The Company’s 2000 Incentive Plan (the “2000 Plan”) was adopted in 2000 and allows for the granting to officers, employees, and non-employee directors of stock-based awards covering a maximum of 1,950,000 shares of common stock, of which 194,979 shares remain available for awards at December 31, 2005.
      During 2005, no options for the purchase of common stock were granted under the 2000 Plan. During 2004, 212,200 options were granted to officers and key employees for the purchase of common stock. Of these, 202,800 were granted at an exercise price of $28.79 per share and 9,400 were granted at an exercise price of $33.39 per share. During 2003, 189,140 options were granted to officers and key employees for the purchase of common stock. Of these 185,459 were granted at an exercise price of $27.165 and 3,681 were granted at an exercise price of $29.8815. Options granted to officers and employees under the 2000 Plan generally have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.
      Under the 2000 Plan, each nonemployee director is automatically granted nonqualified stock options each year following the annual meeting of stockholders. During 2005, however, in lieu of stock options, each of the Company’s non-employee directors received a grant of deferred share units as discussed below. During 2004, each of the Company’s non-employee directors received a grant of non-qualified stock options to purchase 3,000 shares of common stock for a total of 24,000 shares at an exercise price of $28.79 per share. During 2003, each of the Company’s nonemployee directors received a grant of non-qualified stock options to purchase 3,000 shares of common stock for a total of 24,000 shares at an exercise price of $27.165 per share. Options granted to non-employee directors have a term of ten years, are fully vested upon the completion of one year of service as a non-employee director, have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.
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

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awarded. During 2003, the 1999 Plan was amended to provide that no further awards were to be made under the 1999 Plan.
      A summary of the status of the Company’s stock option activity, and related information for the years ended December 31, 2005, 2004 and 2003, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	1,426,652	$17.02

Granted	213,140	27.21
Exercised	(243,034)	8.11
Forfeited	(56,161)	19.35

Outstanding at December 31, 2003	1,340,597	$20.16

Granted	236,200	28.97
Exercised	(432,971)	17.49
Forfeited	(74,220)	22.76

Outstanding at December 31, 2004	1,069,606	$23.01

Granted	—	—
Exercised	(381,063)	19.74
Forfeited	(28,200)	23.26

Outstanding at December 31, 2005	660,343	$24.89

Options exercisable at December 31, 2003	515,523	$17.02
Options exercisable at December 31, 2004	344,006	$19.52
Options exercisable at December 31, 2005	243,135	$22.59
      The following table summarizes information about stock options outstanding as of December 31, 2005:

					Weighted Average
		Weighted Average			Exercise Price of
		Remaining	Weighted Average	Exercisable	Exercisable
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Shares

$16.70-$21.20	213,188	5.5	$18.84	131,188	$18.49
$23.37-$26.71	83,224	6.4	25.42	31,747	25.49
$26.71-$30.05	349,543	7.9	28.14	73,332	27.89
$30.05-$33.39	14,388	7.5	32.24	6,868	30.98

	660,343	6.9	$24.89	243,135	$22.59

      During 2005, the Company granted a total of 85,400 restricted stock units to officers and key employees. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock units lapse over a five year period with sixty percent of the units vesting on the third anniversary of the date of grant and twenty percent vesting on each of the fourth and fifth anniversary dates of the grant. In the event a grantee terminates employment with the Company, any restricted stock units remaining subject to restrictions are forfeited. Restricted unit awards result in the recognition of deferred compensation. Deferred compensation is a contra-equity account with an offset to additional paid in capital and is amortized to operating expense over the vesting period of the award.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, during 2005 the Company granted a total of 19,000 performance-based restricted stock units to executive officers. The vesting of these awards is dependent upon whether, and the extent to which, specified performance objectives relating to Return on Capital Employed (“ROCE”) are attained for the three-year period ending December 31, 2007. ROCE is the Company’s average annual after-tax operating income divided by average capital employed (total assets and short-term debt, including current maturities of long-term debt minus current liabilities). None of these restricted stock units will vest unless the Company achieves a minimum ROCE as specified by the Board of Directors for the three-year period and the ROCE achieved is equal to or greater than the average ROCE for a specified peer group of companies. If these two minimum thresholds are met, then between twenty percent and one hundred percent of the units will vest upon completion of the three-year period, depending on the Company’s ROCE relative to that of the peer group for that period. The units will vest completely if the minimum thresholds are met and the Company’s ROCE is in the top quartile of its peer group for the period. Performance-based restricted stock units settle automatically in shares of common stock on a one-for-one basis upon vesting.
      During 2004, the Company granted a total of 81,900 in restricted stock units and shares of restricted stock to officers and key employees. During 2005 and 2004, 2,400 and 600 of these awards were forfeited, respectively.
      During 2003, the Company granted a total of 76,054 in restricted stock units and shares of restricted stock to officers and key employees. During 2005, 2004 and 2003, 2,800, 7,900 and 800 of these awards were forfeited, respectively.
      Included in operating income in 2005, 2004 and 2003 is $1,633,000, $618,000 and $243,000, respectively for amortization expense of deferred compensation related to the 2005, 2004 and 2003 grants.
      During 2005 and 2004, each of the Company’s non-employee directors received a grant of 2,000 and 2,500, deferred share units, for a total of 14,000 and 20,000 units, respectively. Each deferred share unit represents one hypothetical share of common stock. The deferred share units vest and become payable three years from the date of grant if the director remains a member of the Company’s Board of Directors at such time, or earlier under specified circumstances. Upon vesting, the deferred share units are settled in cash at the fair market value of common stock on a one-for-one basis.

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
      The Company’s premium connection segment manufactures premium connections that are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deepwater, deep-formation and horizontal or extended reach wells. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Bakersfield, California; Westwego, Louisiana; Houston, Texas; Nisku, Alberta, and Dartmouth, Nova Scotia, Canada; Maharashtra, India; Batam, Indonesia; Veracruz, Mexico; Warri, Nigeria and Aberdeen, Scotland.

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling and well completion typically employed in harsh environments. The Company’s pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides aftermarket replacement parts, repair and field services for its installed base of pressure control equipment. Hydril manufactures pressure control products at two plant locations in Houston, Texas and one plant location in New Mills, England.
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income or loss.
      Financial data for the Company’s business segments for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenue
Premium Connection	$246,470	$184,782	$110,270
Pressure Control	130,254	100,571	101,747

Total	$376,724	$285,353	$212,017

Operating income (loss)
Premium Connection	$85,054	$60,899	$27,611
Pressure Control	37,381	20,971	20,261
Corporate Administration	(17,479)	(15,464)	(13,709)

Total	$104,956	$66,406	$34,163

Depreciation and amortization
Premium Connection	$8,587	$7,815	$7,367
Pressure Control	3,116	2,920	2,769
Corporate Administration	1,984	1,902	1,764

Total	$13,687	$12,637	$11,900

Capital expenditures
Premium Connection	$12,041	$8,188	$3,699
Pressure Control	4,475	2,390	3,548
Corporate Administration	628	1,778	1,311

Total	$17,144	$12,356	$8,558

Total assets
Premium Connection	$142,414	$121,333	$98,071
Pressure Control	96,193	68,900	73,375
Corporate Administration	211,955	153,413	95,670

Total	$450,562	$343,646	$267,116

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenue(1)
United States	$185,990	$141,418	$132,960
Other Western Hemisphere	72,987	59,656	35,355

Subtotal Western Hemisphere	258,977	201,074	168,315
Eastern Hemisphere	117,747	84,279	43,702

Total	$376,724	$285,353	$212,017

Long-lived assets(2)
United States	$86,248	$81,063	$83,447
Other Western Hemisphere	19,450	18,337	15,961

Subtotal Western Hemisphere	105,698	99,400	99,408
Eastern Hemisphere	9,302	9,583	11,288

Total	$115,000	$108,983	$110,696

(1)	Revenue is presented on the basis of selling location.

(2)	Includes net property and other long-term assets, (excludes investments and deferred tax assets).
      For the year ended December 31, 2005, revenue from one customer of the Company’s premium connection segment represented 13% of the Company’s consolidated revenue.
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

15.	SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenue	$78,817	$91,607	$92,974	$113,326
Gross profit	35,407	40,465	41,284	46,407
Operating income	22,099	24,997	27,175	30,685
Net income(1)	15,012	17,249	19,612	21,370
Earnings per share:
Basic	$0.64	$0.74	$0.83	$0.90
Diluted	$0.63	$0.72	$0.81	$0.88

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenue	$57,497	$62,905	$78,427	$86,524
Gross profit	22,350	26,071	33,076	36,916
Operating income	10,457	13,368	19,768	22,813
Net income(2)	7,874	9,023	14,441	15,149
Earnings per share:
Basic	$0.34	$0.39	$0.63	$0.65
Diluted	$0.34	$0.39	$0.61	$0.64

(1)	The third quarter 2005 includes a $2,199,000 gain on the sale of real estate not used in operations.

(2)	The first quarter 2004 includes a U.S. research and experimentation income tax credit of $920,000 related to qualified spending for the two-year period from 2002 and 2003. The third quarter 2004 includes a U.S. income tax benefit (extraterritorial income exclusion) of $1,300,000 related to export shipments for the years 2002 through 2003.

16.	RECENT ACCOUNTING PRONOUNCEMENTS
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB statement No. 3.” SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements” and provides guidance on the accounting and reporting of accounting changes and error corrections. The statement applies to all voluntary changes in accounting principles as well as all changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the implementation of SFAS 154 will not have a material effect on the Company’s results of operations or financial condition.
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our results of operations or financial condition.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 — Revised 2004 (“SFAS 123(R)”), “Share-Based Payment”. This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. We must adopt SFAS 123(R), effective

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 1 2006, which is consistent with the standard’s effective date. The Company is currently in the process of evaluating the impact of SFAS 123(R).
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We adopted SFAS No. 153 on July 1, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “... under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges . . .” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company believes the implementation of SFAS 151 will not have a material effect on the Company’s results of operations or financial condition and will adopt SFAS 151 on January 1, 2006.
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
      In December 2003, the Company adopted SFAS No. 132 (Revised 2003), “Employees’ Disclosures about Pensions and Other Post Retirement Benefits.” The statement requires additional disclosures relating to pensions and other post-retirement benefits, which we have included in Note 6.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
ITEM 9A — CONTROLS AND PROCEDURES
      Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2005, and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management report on internal control over financial reporting is included at page 43 of this Form 10-K and the attestation report of Deloitte & Touche LLP on management’s assessment is included at page 44 of this Form 10-K.
ITEM 9B — OTHER INFORMATION
      None.
PART III
      Except as indicated below, information with respect to the following items are incorporated by reference to Hydril’s definitive 2006 Annual Meeting Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 16, 2006.
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
      Hydril’s code of ethics, known as its Code of Business Conduct and Ethics, applies to all officers and employees of Hydril, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Business Conduct and Ethics satisfies the requirements for a code of ethics under Item 406 of Regulation S-K and is available on Hydril’s website, http://www.hydril.com. In addition, Hydril intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to Hydril’s principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on its website.
ITEM 11 — EXECUTIVE COMPENSATION
      The information required by this item will be set forth under the captions “Corporate Governance — Compensation of Directors”, “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” in the Proxy Statement, which sections are incorporated herein by reference.

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

3. Exhibits

Exhibit
No.

3	.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).
3	.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
4	.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
4	.2*	—	Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.1*	—	Loan Agreement dated as of June 30, 2003 among Hydril Company, Banc One Capital Markets, Inc. and Bank One, NA. (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2003).
10	.2*+	—	Employment Agreement with Neil Russell dated October 1, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2002).
10	.3*+	—	Employment Agreement with Neil Russell dated March 12, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year-ended December 31, 2004).

Exhibit
No.

10	.4*+	—	Hydril Company 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.5*+	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.6*+	—	Amendment to Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year-ended December 31, 2003).
10	.7*+	—	Form of Stock Option Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.8*+	—	Form of Stock Option Award Agreement for Non-employee Directors under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.9*+	—	Form of Restricted Stock Unit Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.10*+	—	Form of Restricted Stock Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.11*+	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.12*+	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.13*+	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).
10	.14*+	—	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended June 30, 2004).
10	.15+	—	Description of Non-employee Director Compensation.
10	.16*+	—	Executive Officer 2006 Bonus Criteria under the 2006 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).
10	.17*+	—	2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).
10	.18*+	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).
10	.19*+	—	Form of Restricted Stock Unit Agreement (Performance-Based) for Employees under the Hydril 2000 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).
10	.20*+	—	Hydril Company 2005 Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 8, 2005).
10	.21*+	—	Form of Deferred Share Unit Award Agreement between Hydril and Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on May 23, 2005).
10	.22*+	—	Form of Change in Control Renewal Agreement for Executive Officers (through December 31, 2006) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm.

Exhibit
No.

24.1	—	Powers of Attorney.
31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

+	Denotes management compensatory plan or agreement.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2006.

HYDRIL COMPANY

By:	/s/ Chris D. North

Chris D. North
Chief Financial Officer (Authorized officer and principal accounting and financial officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 13th day of March 2006.

Signature		Title

/s/ Christopher T. Seaver Christopher T. Seaver		President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Chris D. North Chris D. North		Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)

* Richard C. Seaver		Chairman of the Board

* Jerry S. Cox		Director

* Roger Goodan		Director

* Gordon T. Hall		Director

* Kenneth S. McCormick		Director

* Patrick T. Seaver		Director

* T. Don Stacy		Director

* Lew O. Ward		Director

*By:	/s/ Christopher T. Seaver Christopher T. Seaver Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
No.

3	.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).
3	.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
4	.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
4	.2*	—	Registration Rights Agreement among the Company and the stockholders named therein (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.1*	—	Loan Agreement dated as of June 30, 2003 among Hydril Company, Banc One Capital Markets, Inc. and Bank One, NA. (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2003).
10	.2*+	—	Employment Agreement with Neil Russell dated October 1, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2002).
10	.3*+	—	Employment Agreement with Neil Russell dated March 12, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.4*+	—	Hydril Company 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.5*+	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.6*+	—	Amendment to Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year-ended December 31, 2003).
10	.7*+	—	Form of Stock Option Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.8*+	—	Form of Stock Option Award Agreement for Non-employee Directors under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.9*+	—	Form of Restricted Stock Unit Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.10*+	—	Form of Restricted Stock Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year-ended December 31, 2004).
10	.11*+	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.12*+	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).
10	.13*+	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).
10	.14*+	—	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended June 30, 2004).
10	.15+	—	Description of Non-employee Director Compensation.
10	.16*+	—	Executive Officer 2006 Bonus Criteria under the 2006 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

Exhibit
No.

10	.17*+	—	2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).
10	.18*+	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).
10	.19*+	—	Form of Restricted Stock Unit Agreement (Performance-Based) for Employees under the Hydril 2000 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).
10	.20*+	—	Hydril Company 2005 Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 8, 2005).
10	.21*+	—	Form of Deferred Share Unit Award Agreement between Hydril and Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on May 23, 2005).
10	.22*+	—	Form of Change in Control Renewal Agreement for Executive Officers (through December 31, 2006) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of Independent Registered Public Accounting Firm.
24.1		—	Powers of Attorney.
31.1		—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2		—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

+	Denotes management compensatory plan or agreement.