Form 10-Q
period 2006-03-31
HYDRIL CO
filed 2006-05-08
CIK 1116030

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding at April 28, 2006:

Common stock, $.50 par value, 20,504,361 shares outstanding

Class B common stock, $.50 par value, 3,235,115 shares outstanding

HYDRIL COMPANY

INDEX

PART I— FINANCIAL INFORMATION

***

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties include, but are not limited to, competition from steel mills, limitations on the availability of pipe for threading, the impact of imports of tubular goods and of international and domestic trade laws, the loss of or change to distribution methods of premium connections in the U.S. and Canada, the consolidation of end-users, the risks associated with fixed-price contracts, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the ability to attract and retain skilled labor and Hydril’s ability to successfully develop new technologies and products and maintain and increase its market share. Please read “RISK FACTORS” in Item 1A of Part II of this report for more information about many of these risks and uncertainties. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.

These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31, 2006	December 31, 2005
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$63,939	$65,145
Investments and marketable securities	137,136	108,084
Receivables:
Trade, less allowance for doubtful accounts: 2006, $998; 2005, $759	80,210	67,523
Contract costs and estimated earnings in excess of billings	11,106	8,803
Other	2,175	1,878

Total receivables	93,491	78,204

Inventories:
Finished goods	34,869	28,917
Work-in-process	16,742	18,828
Raw materials	10,680	9,901

Total inventories	62,291	57,646

Deferred tax asset	11,792	11,390
Other current assets	3,733	3,669

Total current assets	372,382	324,138

PROPERTY:
Land and improvements	20,835	21,846
Buildings and improvements	52,913	52,620
Machinery and equipment	181,311	178,145
Construction-in-progress	6,328	5,004

Total	261,387	257,615
Less accumulated depreciation and amortization	(155,621)	(152,477)

Property, net	105,766	105,138

OTHER LONG-TERM ASSETS:
Investments	4,780	8,387
Deferred tax asset	256	212
Other assets	13,814	12,687

TOTAL	$496,998	$450,562

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	March 31, 2006	December 31, 2005
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$30,512	$23,443
Billings in excess of contract costs and estimated earnings	15,152	4,482
Accrued liabilities	25,480	26,791
Income taxes payable	10,315	8,661

Total current liabilities	81,459	63,377

LONG-TERM LIABILITIES:
Deferred tax liability	10,846	9,579
Other	17,476	16,771

Total long-term liabilities	28,322	26,350

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock — authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock — authorized 75,000,000 shares of $.50 par value; 20,479,141 and 20,182,531 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	10,240	10,091
Class B common stock — authorized, 32,000,000 shares of $.50 par value; 3,252,115 and 3,479,920 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively.	1,626	1,740
Additional paid in capital	76,054	79,356
Retained earnings	302,458	279,789
Deferred compensation	—	(6,980)
Accumulated other comprehensive loss	(3,161)	(3,161)

Total stockholders’ equity	387,217	360,835

TOTAL	$496,998	$450,562

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2006	2005
REVENUE	$114,060	$78,817
COST OF SALES	64,181	43,410

GROSS PROFIT	49,879	35,407

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	3,435	2,834
Sales and marketing	5,593	4,835
General and administration	8,000	5,639

Total	17,028	13,308

OPERATING INCOME	32,851	22,099

LOSS FROM UNCONSOLIDATED ENTITIES	(45)	—

INTEREST INCOME	1,470	661
OTHER EXPENSE, NET	(99)	(107)

INCOME BEFORE INCOME TAXES	34,177	22,653
PROVISION FOR INCOME TAXES	11,508	7,641

NET INCOME	$22,669	$15,012

EARNINGS PER SHARE:
BASIC	$0.96	$0.64
DILUTED	$0.94	$0.63
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,697,639	23,361,493
DILUTED	24,120,861	23,920,538

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Changes in Stockholders’ Equity

And Comprehensive Income

(In Thousands, Except Share Amounts)

					Additional Paid In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
	Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	20,182,531	$10,091	3,479,920	$1,740	$79,356	$279,789	$(6,980)	$(3,161)	$360,835

Net Income	—	$—	—	$—	$—	$22,669	$—	$—	$22,669

Issuance of Common stock-employee stock purchase plan and exercise of stock options	68,805	35	—	—	1,514	—	—	—	1,549
Tax benefit on option exercises	—	—	—	—	1,203	—	—	—	1,203
Reclassification of deferred compensation in accordance with the adoption of SFAS 123(R)	—	—	—	—	(6,980)	—	6,980	—	—
Stock-based compensation	—	—	—	—	961	—	—	—	961
Conversion of Class B Common stock to Common stock	227,805	114	(227,805)	(114)	—	—	—	—	—

Balance, March 31, 2006	20,479,141	$10,240	3,252,115	$1,626	$76,054	$302,458	$—	$(3,161)	$387,217

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,669	$15,012

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	961	187
Depreciation and amortization	3,573	3,240
Deferred income taxes	1,088	1,175
Provision for doubtful accounts	236	7
Equity income in unconsolidated affiliates	45	—
Change in operating assets and liabilities:
Receivables	(13,220)	5,504
Contract costs and estimated earnings in excess of billings	(2,303)	839
Inventories	(4,645)	(1,415)
Other current and noncurrent assets	(202)	1,763
Accounts payable	7,069	(848)
Billings in excess of contract costs and estimated earnings	10,670	(104)
Accrued liabilities	(1,311)	(2,582)
Income taxes payable	1,654	224
Other long-term liabilities	705	788

Net cash provided by operating activities	26,989	23,790

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	—	(8,288)
Proceeds from held-to-maturity investments	2,576	9,810
Purchase of available for sale investments	(49,771)	(29,576)
Proceeds from available for sale investments	21,750	13,650
Capital expenditures	(5,005)	(4,064)
Other, net	(174)	(1,500)

Net cash used in investing activities	(30,624)	(19,968)

NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	152	134
Net proceeds from exercise of stock options	1,397	2,906
Excess tax benefits from stock-based compensation	880	—

Net cash provided by financing activities	2,429	3,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,206)	6,862
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,145	51,733

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,939	$58,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid:
Domestic	$3,050	$—
Foreign	4,681	4,480

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

Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from our audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year.

Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.

The Company has investment securities classified as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2006 and December 31, 2005, the Company held $128,545,000 and $100,525,000 in “available for sale” securities, respectively. The fair value of these securities as of March 31, 2006 and December 31, 2005 approximates the carrying value. The realized and unrealized gains and losses related to these available for sale investments were immaterial to the results of operations. The contractual maturities of these investments vary with $1,030,000 maturing within two to five years, $13,915,000 maturing within six to ten years and the balance maturing after ten years. While the contractual maturities of these investments can be greater than one year, they are classified as short-term investments because they are redeemable in less than one year and it is management’s intent that they be available for use in current operations. Additionally, the interest rates on these instruments typically reprice every seven to 35 days depending on the contractual terms.

Additionally, the Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to maturity. As of March 31, 2006 and December 31, 2005, the Company held $13,371,000 and $15,946,000, respectively of corporate investment securities classified as “held to maturity.” Contractual maturities of these securities at March 31, 2006 include $8,591,000 maturing within one year, $1,628,000 maturing within two to five years and the balance maturing after ten years.

Note 2 — STOCK-BASED COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method on the grant date (with limited exceptions) and recognize such expense in the consolidated financial statements over the requisite employee service period. Prior to January 1, 2006, under the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock option plans. Accordingly, prior to January 1, 2006, the Company did not recognize any stock-based compensation expense in its income statement for stock options, as the exercise price was equal to the market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock and restricted stock unit awards. Awards of restricted stock, (time-vesting) restricted stock units and performance-based restricted stock units made prior to, but not yet vested as of January 1, 2006, will continue to be expensed.

In its adoption of SFAS 123(R), the Company elected the modified prospective transition method. Under this transition method, in the case of stock option awards made prior to January 1, 2006, stock-based compensation expense for subsequent periods includes compensation expense for all such awards not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original pro forma provisions of SFAS 123. The fair value of each such stock option award was estimated on the date of grant using a Black-Scholes valuation model. Under the modified prospective transition method, financial statements for prior periods are not restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award. Stock-based compensation expense recognized in the income statement beginning January 1, 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. The impact of forfeitures on the compensation expense recognized for the three months ended March 31, 2006 was estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. As a result of the adoption of SFAS 123(R), the deferred compensation recorded in stockholders’ equity as of January 1, 2006, of $6,980,000 was reclassified to additional paid in capital which reduced total paid in capital.

Beginning January 1, 2006, stock-based compensation expense is comprised of (i) compensation expense arising from amortization of stock-based awards made prior to, but not yet vested as of January 1, 2006, as discussed above and (ii) compensation expense arising from amortization of stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). No stock options or restricted stock units were awarded during the three months ended March 31, 2006. Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $625,000, net of forfeitures and net of tax, and consisted of $326,000 related to stock options and $299,000 related to restricted stock units and performance-based restricted stock units, which is included in General and Administration expense in our Consolidated Statement of Operations. Total unrecognized compensation cost as of March 31, 2006 related to stock options is approximately $1,900,000, net of tax, and is expected to be recognized over the next 3.5 years. Total unrecognized compensation cost as of March 31, 2006 related to restricted stock units and performance-based restricted stock units is approximately $4,200,000, net of tax, and is expected to be recognized over the next 4.5 years. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three months ended March 31, 2006 and 2005.

A summary of the status of the Company’s stock option activity, and related information for the quarter ended March 31, 2006 is presented below:

Options	Shares	Weighted -Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	660,343	$24.89
Granted	—	—
Exercised	65,555	21.31
Cancelled	—	—

Outstanding at March 31, 2006	594,788	$25.28	6.8	$31,506

Exercisable at March 31, 2006	179,180	$23.07	6.2	$9,888

A summary of the status of the Company’s nonvested stock options as of March 31, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	417,208	$10.81
Granted	—	—
Vested	(1,600)	12.25
Forfeited	—	—

Nonvested at March 31, 2006	415,608	$10.81

In 2005, stock options were accounted for under APB 25 with the related expense reported in the financial footnotes on a pro forma basis under the disclosure-only provisions of SFAS 123. For the three months ended March 31, 2005, total stock-based compensation expense was $446,000, net of tax and consisted of $322,000 related to stock options and $124,000 related to restricted stock. Compensation expense relating to restricted stock was included, and will continue to be included, in reported net income, as required by accounting standards.

Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $1,397,000 and $2,906,000, respectively. In accordance with SFAS 123(R), the consolidated statement of cash flows reports the excess tax benefit from stock-based compensation as financing cash in-flows. The total income tax benefit for stock-based compensation arrangements was $1,203,000 and $1,702,000 for the three months ended March 31, 2006 and 2005, respectively.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has until November 2006 to make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is currently evaluating FSP 123(R)-3; however, the one-time election is not expected to affect operating income or net income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005:

(in thousands, except per share data)	Three Months Ended March 31, 2005
Net income, as reported	$15,012
Add: Total stock-based employee compensation awards included in reported net income, net of tax	124
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(446)

Pro forma net income	$14,690

Earnings per share:
Basic-as reported	$0.64
Basic-pro forma	$0.63

Diluted-as reported	$0.63
Diluted-pro forma	$0.61

Note 3 — STOCKHOLDERS’ EQUITY

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock over a twelve month period. The Company has not yet made any repurchases under the plan. Subject to market considerations, the Company may repurchase shares under the plan in the open market or in privately negotiated transactions based on its ongoing capital requirements, expected cash flows and regulatory restraints. Repurchases are expected to be funded with current cash, cash equivalents and short-term investments. The repurchase program may be suspended or discontinued at any time.

Note 4 — PRODUCT WARRANTY LIABILITY

The change in the aggregate product warranty liability is as follows for the three months ended March 31:

	Three Months Ended March 31,
(in thousands)	2006	2005
Beginning balance	$1,552	$2,341
Claims paid	(107)	(94)
Additional warranty charged (credited) to expense	75	(219)

Ending balance	$1,520	$2,028

Note 5 — LONG-TERM CONTRACTS

The components of long-term contracts as of March 31, 2006 and December 31, 2005 consist of the following:

(in thousands)	March 31, 2006	December 31, 2005
Costs and estimated earnings on uncompleted contracts	$27,461	$19,321
Less: billings to date	(31,506)	(15,000)

Excess of billings over costs and estimated earnings	$(4,045)	$4,321

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$11,106	$8,803
Billings in excess of contract costs and estimated earnings	(15,151)	(4,482)

Total	$(4,045)	$4,321

Note 6 — CONTINGENCIES

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

The Company has agreed to guarantee half of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity of which we own 50%, up to a maximum of $3,070,000 by issuing irrevocable standby letters of credit. As of March 31, 2006, the total amount of borrowings of the joint venture was $3,159,000, of which $1,580,000 was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Note 7 —LETTERS OF CREDIT

During the first six months of 2005 the Company had two unsecured revolving lines of credit for working capital requirements that provided up to $20,000,000 in total committed revolving credit borrowings. On June 30, 2005 these revolving lines of credit expired in accordance with their stated maturities.

The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit vary in amount with maturities ranging from June 2006 to March 2011. At March 31, 2006, there was approximately $12,200,000 outstanding in letters of credit comprised of approximately $8,300,000 of performance bonds related to customer’s orders and approximately $3,100,000 of irrevocable letters of credit issued to guarantee the borrowings of our premium connection Indian joint venture. See Note 6, Commitments and Contingencies.

Note 8 — EARNINGS PER SHARE

The Company has presented basic and diluted income per share (“EPS”) on the unaudited consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of unissued restricted stock and restricted stock units, less the number of treasury shares from the assumed exercise proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended March 31, 2006 and 2005 were 23,697,639 and 23,361,493, respectively. Dilutive weighted average shares outstanding for the three months ended March 31, 2006 and 2005 were 24,120,861 and 23,920,538, respectively.

The following table summarizes the computation of basic and diluted net income per share:

(in thousands except per share data)	Net Income	Weighted Average Shares	Earnings Per Share
Three months ended March 31, 2006
Basic net income	$22,669	23,698	$0.96
Effect of dilutive stock options	—	423	—

Diluted net income	$22,669	24,121	$0.94

Three months ended March 31, 2005
Basic net income	$15,012	23,361	$0.64
Effect of dilutive stock options	—	560	—

Diluted net income	$15,012	23,921	$0.63

Note 9 — EMPLOYEE BENEFITS

The Company has a defined benefit plan and post-retirement health and life benefits which are described in detail in Note 6 “EMPLOYEE BENEFITS” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2005.

The table below shows the amount of estimated net periodic benefit costs under each plan for the three months ended March 31:

	Defined Benefit Plan		Post-Retirement Health and Life Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$—	$—	$15	$14
Interest cost	487	480	80	82
Expected return on plan assets	(465)	(461)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	35	4	—	—

Net periodic benefit cost	$61	$27	$(27)	$(26)

Note 10 — SEGMENT AND RELATED INFORMATION

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

The accounting policies of the segments are the same as those described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2005 filed with the Securities and Exchange Commission. The Company evaluates segment performance based on operating income or loss.

Financial data for the business segments for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Revenue
Premium Connection	$73,549	$50,508
Pressure Control	40,511	28,309

Total	$114,060	$78,817

Operating income (loss)
Premium Connection	$27,526	$18,405
Pressure Control	10,373	7,806
Corporate Administration	(5,048)	(4,112)

Total	$32,851	$22,099

Depreciation and amortization
Premium Connection	$2,257	$1,959
Pressure Control	810	760
Corporate Administration	506	521

Total	$3,573	$3,240

Capital expenditures
Premium Connection	$1,744	$3,338
Pressure Control	2,570	586
Corporate Administration	691	140

Total	$5,005	$4,064

Note 11 — RECENT ACCOUNTING PROUNOUNCEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB statement No. 3.” SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements” and provides guidance on the accounting and reporting of accounting changes and error corrections. The statement applies to all voluntary changes in accounting principles as well as all changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS 154 did not have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. The Company adopted SFAS 123 (R) effective January 1, 2006. See additional discussion of SFAS 123 (R) in Note 2, Stock-Based Compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “. . . under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges . . .” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS 151 did not have a material effect on the Company’s results of operations or financial condition.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Hydril’s historical results of operations and financial condition should be read in conjunction with Hydril’s unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Hydril’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Premium Connections

Premium connections join sections of well casing, production tubing and drill pipe used in various stages of drilling and production. Our premium connection products are marketed primarily to exploration and production company operators, who are the end-users. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling offshore. These depths require substantially more premium connections than shallower wells. However, the rate of consumption varies widely among markets based on specific geological formations, customer history and preference, and available alternatives.

In North America, the primary indicators of the premium connection market are the number of rigs drilling to greater than 15,000 feet and the number of rigs drilling in the Gulf of Mexico. Internationally, while the total international rig count is a general indicator of the premium connection market, spending on exploration and production is typically spread unevenly between various regions and can be subject to significant volatility. There are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in particular countries or regions. In addition, our international presence is concentrated in particular geographic regions which may not always correspond to where drilling activity is heaviest. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count. See Part II-Item 1A-RISK FACTORS: “Intense competition in our industry could result in reduced profitability and loss of market share for us” and “A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.”

The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for the last five quarters:

	Average United States Rig Count Over 15,000 ft (1)	Average Gulf Of Mexico Rigs Under Contract (2)	Average International Rig Count (3)
Quarter Ended	Number of Rigs	Number of Rigs	Number of Rigs
03/31/2005	181	131	815
06/30/2005	186	131	859
09/30/2005	196	130	855
12/31/2005	182	128	872
03/31/2006	204	130	896

(1)	Average rig count calculated by Hydril using weekly data published by Smith International.
(2)	Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.
(3)	Average international rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for China, Canada, Iran, the former Soviet Union, Sudan and the United States.

Pressure Control

Pressure control products include a broad spectrum of equipment and parts required for outfitting new drilling rigs and upgrading and maintaining existing rigs. We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and to a lesser extent to exploration and production companies for oil and gas production. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing drilling rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. The following table shows the average worldwide offshore rig count and the average U.S. rig count over the last five quarters:

	Average Worldwide Offshore Rig Count (1)	Average United States Total Rig Count (2)
Quarter Ended	Number of Rigs	Number of Rigs
03/31/2005	341	1,279
06/30/2005	365	1,336
09/30/2005	369	1,428
12/31/2005	346	1,479
03/31/2006	352	1,519

(1)	Average worldwide offshore rig count calculated by Hydril using weekly data for the United States and Canada, and monthly data for the international regions, as published by Baker Hughes Incorporated. The worldwide offshore rig count includes data for Europe, the Middle East, Africa, Latin America, Asia Pacific, the United States and Canada, and excludes China, Iran, the former Soviet Union and Sudan.
(2)	Average United States total rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

Revenue

Total revenue increased $35.3 million or 45%, to $114.1 million for the three months ended March 31, 2006 compared to $78.8 million for the three months ended March 31, 2005. Our premium connection revenue increased $23.0 million, or 46%, to $73.5 million for the three months ended March 31, 2006 compared to $50.5 million for the prior year period. This increase was primarily the result of higher demand for our products worldwide, including pipe purchased by us for threading and resale in certain international markets, and higher prices for our premium connections. In North America, which was responsible for about half of the increase in threading revenue, higher levels of deep formation drilling activity and higher pricing resulted in higher revenue. Pressure control revenue increased $12.2 million, or 43%, to $40.5 million for the three months ended March 31, 2006 compared to $28.3 million for the same period in 2005. Pressure control capital equipment revenue increased 63% as higher levels of new and refurbished rig construction in the industry increased demand for the type of equipment we manufacture. Aftermarket pressure control revenue increased 28% over the prior year period primarily due to higher worldwide offshore and U.S. rig count activity, which increased the consumption of spare parts used in the drilling process.

Gross Profit

Gross profit increased $14.5 million to $49.9 million for the three months ended March 31, 2006 compared to $35.4 million for the prior year period. Gross profit for our premium connection segment increased 49% over the prior year quarter due primarily to higher demand for our products worldwide which led to higher plant utilization and higher prices, primarily in the U.S. Gross profit for our pressure control segment increased 27% from the prior year period due primarily to higher plant production volumes and higher demand and prices for aftermarket products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 were $17.0 million compared to $13.3 million for the prior year quarter. The increase over the prior year quarter was primarily due to higher engineering expenses to support increased levels of product testing and capital equipment sales, the inclusion of stock option expense resulting from the adoption of FAS 123(R) (see further discussion of SFAS 123(R) under Recent Accounting Pronouncements), higher legal expenses, management incentive accruals and agent commissions associated with increased international sales. As a percentage of revenue, selling, general, and administrative expenses were 15% for the first quarter of 2006 compared to 17% for the prior year quarter.

Operating Income

Operating income increased $10.8 million to $32.9 million for the three months ended March 31, 2006 compared to $22.1 million for the same period in 2005. Operating income for our premium connection segment increased $9.1 million to $27.5 million for the first quarter of 2006 from $18.4 million for the first quarter of 2005. Operating income for our pressure control segment increased $2.6 million to $10.4 million for the quarter ended March 31, 2006 compared to $7.8 million for the same period in 2005. Corporate and administrative expenses were $5.0 million for the three months ended March 31, 2006 compared to $4.1 million for the prior year period.

Other Income and Expense

Other expense for the three months ended March 31, 2006 was $0.1 million, the same as for the three months ended March 31, 2005, and is primarily for maintaining real estate not used in operations.

Provision for Income Taxes

Income tax expense was $11.5 million for the three months ended March 31, 2006, compared to $7.6 million for the three months ended March 31, 2005. The estimated effective tax rate for the three months ended March 31, 2006 decreased slightly to 33.67% as compared to 33.73% in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, fund new product development, provide additional working capital and to fund the repurchase of a portion of our common stock as discussed below. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $205.9 million at March 31, 2006. At March 31, 2006, we had no outstanding debt and $12.2 million of outstanding letters of credit which were comprised primarily of performance bonds related to customer orders in our backlog.

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock over a twelve month period. The Company has not yet made any repurchases under the plan. Subject to market considerations, the Company may repurchase shares under the plan in the open market or in privately negotiated transactions based on its ongoing capital requirements, expected cash flows and regulatory restraints. Repurchases are expected to be funded with current cash, cash equivalents and short-term investments. The repurchase program may be suspended or discontinued at any time.

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

Operating Activities

For the three months ended March 31, 2006, cash provided by operating activities was $27.0 million which primarily resulted from earnings and contractual cash payments received from customers on long-term capital equipment projects, and was partially offset by slightly higher working capital requirements driven by higher demand in both of our segments. For the three months ended March 31, 2005, cash provided by operating activities was $23.8 million primarily due to earnings and contractual cash payments received from customers on long-term capital equipment projects, which was partially offset by slightly higher working capital requirements.

Investing Activities

Net cash used in investing activities was $30.6 million for the three months ended March 31, 2006 compared to $20.0 million for the three months ended March 31, 2005. The investment of cash during the 2006 period was primarily for net investments in marketable securities of $25.4 million and capital spending of $5.0 million, while the investment of cash in 2005 included $14.4 million for net investments in marketable securities and $4.1 million for capital spending.

Capital spending for the three months ended March 31, 2006 of $5.0 million were principally to purchase equipment for our new pressure control manufacturing plant in Mexico, capacity additions at our pressure control plant in Houston and for expansion of our premium connection manufacturing capacity in Mexico.

If current industry conditions continue, we expect our total 2006 capital expenditures to be approximately $30 to $35 million, which includes a level of spending of approximately $8 to $10 million necessary to maintain our existing operations. The remaining expenditures are anticipated to be used to continue to gradually increase our premium connection manufacturing capacity, acquire additional equipment for our new pressure control plant under construction in Mexico, fund business investments in emerging international markets and for additional manufacturing capacity at out Houston pressure control plant.

Financing Activities

Net cash from financing activities was $2.4 million for the three months ended March 31, 2006 and includes $1.4 million of net proceeds from the exercise of stock options and $0.9 million of excess tax benefits from stock-based compensation. Net cash from financing activities was $3.0 million for the three months ended March 31, 2005 and included $2.9 million of net proceeds from the exercise of stock options.

Prior to the adoption of SFAS 123(R), in accordance with previous accounting standards, we presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions under operating cash flow on our consolidated statement of cash flows. Beginning in 2006, in accordance with the requirements of SFAS 123(R), we are reporting the benefits of tax deductions in excess of recognized compensation expense under financing activities.

Letters of Credit

During the first six months of 2005 the Company had two unsecured revolving lines of credit for working capital requirements that provided up to $20.0 million in total committed revolving credit borrowings. On June 30, 2005 these revolving lines of credit expired in accordance with their stated maturities.

The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. At March 31, 2006, there was approximately $12.2 million outstanding in letters of credit, which included $8.3 million of performance bonds related to customer orders in our backlog. In addition, the Company has agreed to guarantee half of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity of which we own 50%, up to a maximum of approximately $3.1 million by issuing irrevocable standby letters of credit. As of March 31, 2006, the total amount of borrowings of the joint venture was approximately $3.2 million, of which $1.6 million was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Backlog

The pressure control capital equipment backlog, which includes long-term projects and other capital equipment orders, was $232.6 million at March 31, 2006, $156.7 million at December 31, 2005 and $30.0 million at March 31, 2005. The increase in our backlog, which occurred primarily during the fourth quarter of 2005 and the first quarter of 2006, was the result of new long-term capital equipment project orders received, which are attributable to a significant rise in new rig construction and refurbishment worldwide.

We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. We expect to recognize revenue from orders in our backlog at March 31, 2006 over the next three years. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders and the majority of such orders are cancelable at will by the purchaser without penalty.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. The estimates in the areas we consider to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates” in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method on the grant date (with limited exceptions) and recognize such expense in the consolidated financial statements over the requisite employee service period. Prior to January 1, 2006, under the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock option plans. Accordingly, prior to January 1, 2006, the Company did not recognize any stock-based compensation expense in its income statement for stock options, as the exercise price was equal to the market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock and restricted stock unit awards. Awards of restricted stock, (time-vesting) restricted stock units and performance-based restricted stock units made prior to, but not yet vested as of January 1, 2006, will continue to be expensed.

See Note 2, Stock-Based Compensation, in the Notes to the Unaudited Financial Statements in this Form 10-Q for additional stock-based compensation disclosures.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB statement No. 3.” SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements” and provides guidance on the accounting and reporting of accounting changes and error corrections. The statement applies to all voluntary changes in accounting principles as well as all changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS 154 did not have a material effect on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “. . . under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges . . .” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS 151 did not have a material effect on the Company’s results of operations or financial condition.

Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes since December 31, 2005 in the Company’s exposure to market risk.

Part I, Item 4: Controls and Procedures

Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2006 and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 1A: Risk Factors

You should consider carefully the following risk factors and all other information contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year-ended December 31, 2005. Any of the following risks could impair our business, financial condition and operating results.

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

Almost all of our pressure control projects, including all of our larger engineered subsea control systems projects, are performed on a fixed-price basis. This means that we are responsible for all cost overruns, other than any resulting from change orders. Our costs and any gross profit realized on our fixed-price contracts could vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

•	changes in cost, estimates or expected production time;

•	schedule delays caused by third party suppliers and subcontractors;

•	unanticipated cost escalations from the time the order is received to the time of delivery, which can be up to three years later;

•	engineering design changes;

•	changes requested by customers; and

•	unexpected changes in the availability and cost of labor and material.

The variations and the risks inherent in engineered subsea control systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. Our significant losses in 1997 through 1999 on fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment are an example of the problems we can experience with fixed-price contracts. Our backlog of pressure control capital equipment has increased significantly over the past twelve months and consists mainly of fixed price projects to be shipped over the next three years. Accordingly, the magnitude of our exposure to possible losses on fixed price contracts has increased along with the increase in the backlog.

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

Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations, such as Hurricanes Katrina, Rita and Stan in 2005, which disrupted operations at our Gulf Coast facilities, in particular at our Westwego, Louisiana facility, as well as the operations of our customers in the region;

•	changes in commodity prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	pipe costs and their impact on contract prices;

•	delays in the delivery or other limitations on the availability of plain-end pipe from steel mills for threading by us for our customers;

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets; and

•	delays in the delivery of finished products to customers due to limitations on the availability of marine transportation, particularly internationally.

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

We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are or have been used for industrial purposes for many years. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, including property owned or leased by us now or in the past or third party sites to which we sent waste for disposal. We also could become subject to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances, including naturally occurring radioactive materials or technologically enhanced radioactive materials, which may be encountered in drilling for oil and gas. In addition, stricter enforcement of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. See Note 6 to our consolidated financial statements included elsewhere in this report for more information regarding environmental contingencies.

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

Part II, Item 6: Exhibits

Exhibits:

10.1*—	Description of Non-employee Director Compensation (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2*—	Executive Officer 2006 Bonus Criteria under the 2006 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.3*—	2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.4*—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.5*—	Form of Change in Control Renewal Agreement for Executive Officers (through December 31, 2006) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).

31.1—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: May 5, 2006	By:	/s/ Chris D. North
Chris D. North Chief Financial Officer
(Authorized officer and principal accounting and financial officer)