Form 10-Q
period 2006-06-30
HYDRIL CO
filed 2006-08-09
CIK 1116030

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares outstanding at July 31, 2006:

Common stock, $.50 par value, 20,235,928 shares outstanding

Class B common stock, $.50 par value, 3,141,855 shares outstanding

HYDRIL COMPANY

INDEX

PART I—FINANCIAL INFORMATION

* * *

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks and uncertainties. These risks and uncertainties include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products, the risks associated with fixed-price contracts, competition from steel mills, limitations on the availability of pipe for threading, the impact of imports of tubular goods and of international and domestic trade laws, factors that could cause our results to vary significantly from quarter to quarter, the loss of or change to distribution methods of premium connections in the U.S. and Canada, the consolidation of end-users, intense competition in our industry, the risks associated with international operations, the ability to attract and retain skilled labor and Hydril’s ability to successfully develop new technologies and products and maintain and increase its market share. Please read “RISK FACTORS” in Item 1A of Part II of this report for more information about many of these risks and uncertainties. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.

These statements are only projections, based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30, 2006	December 31, 2005
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$187,055	$65,145
Investments and marketable securities	7,557	108,084
Receivables:
Trade, less allowance for doubtful accounts: 2006, $966; 2005, $759	107,842	67,523
Contract costs and estimated earnings in excess of billings	17,350	8,803
Other	1,724	1,878

Total receivables	126,916	78,204

Inventories:
Finished goods	41,120	28,917
Work-in-process	19,907	18,828
Raw materials	11,228	9,901

Total inventories	72,255	57,646

Deferred tax asset	12,330	11,390
Other current assets	4,781	3,669

Total current assets	410,894	324,138

PROPERTY:
Land and improvements	23,945	21,846
Buildings and improvements	53,152	52,620
Machinery and equipment	185,736	178,145
Construction-in-progress	7,605	5,004

Total	270,438	257,615
Less accumulated depreciation and amortization	(158,976)	(152,477)

Property, net	111,462	105,138

OTHER LONG-TERM ASSETS:
Investments	4,754	8,387
Deferred tax asset	256	212
Other assets	14,944	12,687

TOTAL	$542,310	$450,562

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	June 30, 2006	December 31, 2005
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$43,003	$23,443
Billings in excess of contract costs and estimated earnings	38,189	4,482
Accrued liabilities	28,246	26,791
Income taxes payable	12,949	8,661

Total current liabilities	122,387	63,377

LONG-TERM LIABILITIES:
Deferred tax liability	12,580	9,579
Other	17,604	16,771

Total long-term liabilities	30,184	26,350

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock — authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock — authorized 75,000,000 shares of $.50 par value; 20,663,992 and 20,182,531 shares issued at June 30, 2006 and December 31, 2005, respectively	10,332	10,091
Class B common stock — authorized, 32,000,000 shares of $.50 par value; 3,141,855 and 3,479,920 shares issued at June 30, 2006 and December 31, 2005, respectively	1,571	1,740
Additional paid-in capital	78,536	79,356
Retained earnings	327,461	279,789
Deferred compensation	—	(6,980)
Accumulated other comprehensive loss	(3,161)	(3,161)
Less treasury stock, at cost; 353,325 and 0 shares at June 30, 2006 and December 31, 2005, respectively	(25,000)	—

Total stockholders’ equity	389,739	360,835

TOTAL	$542,310	$450,562

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE	$142,114	$91,607	$256,174	$170,424
COST OF SALES	87,203	51,142	151,384	94,552

GROSS PROFIT	54,911	40,465	104,790	75,872

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	3,568	3,173	7,002	6,008
Sales and marketing	6,572	5,598	12,166	10,432
General and administration	8,526	6,697	16,526	12,336

Total	18,666	15,468	35,694	28,776

OPERATING INCOME	36,245	24,997	69,096	47,096

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES	31	—	(14)	—

INTEREST INCOME	1,891	943	3,361	1,604
OTHER EXPENSE, NET	(70)	(146)	(169)	(253)

INCOME BEFORE INCOME TAXES	38,097	25,794	72,274	48,447
PROVISION FOR INCOME TAXES	13,094	8,545	24,602	16,186

NET INCOME	$25,003	$17,249	$47,672	$32,261

EARNINGS PER SHARE:
BASIC	$1.05	$0.74	$2.01	$1.38
DILUTED	$1.04	$0.72	$1.98	$1.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,734,236	23,455,850	23,716,039	23,408,931
DILUTED	24,151,659	23,996,733	24,129,478	23,942,291

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Changes in Stockholders’ Equity

And Comprehensive Income

(In Thousands, Except Share Amounts)

								Accumulated Other Comprehensive Loss
	Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation		Treasury Stock
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2005	20,182,531	$10,091	3,479,920	$1,740	$79,356	$279,789	$(6,980)	$(3,161)	$—	$360,835

Net Income	—	$—	—	$—	$—	$47,672	$—	$—	$—	$47,672

Issuance of Common stock-employee stock purchase plan and exercise of stock options	117,253	59	—	—	2,652	—	—	—	—	2,711
Tax benefit on option exercises	—	—	—	—	2,052	—	—	—	—	2,052
Treasury shares purchased at cost	—	—	—	—	—	—	—	—	(25,000)	(25,000)
Reclassification of deferred compensation in accordance with the adoption of SFAS 123(R)	—	—	—	—	(13,560)	—	6,980	—	—	(6,580)
Stock-based compensation	—	—	—	—	2,268	—	—	—	—	2,268
Conversion of Class B Common stock to Common stock	338,065	169	(338,065)	(169)	—	—	—	—	—	—
Vesting of Restricted units	26,143	13	—	—	(812)	—	—	—	—	(799)
Awards of Restricted units	—	—	—	—	6,580	—	—	—	—	6,580

Balance, June 30, 2006	20,663,992	$10,332	3,141,855	$1,571	$78,536	$327,461	$—	$(3,161)	$(25,000)	$389,739

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,672	$32,261

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,268	615
Depreciation and amortization	7,308	6,640
Deferred income taxes	2,524	3,885
Provision for doubtful accounts	280	268
Equity loss in unconsolidated affiliates	14	—
Change in operating assets and liabilities:
Receivables	(40,445)	(4,994)
Contract costs and estimated earnings in excess of billings	(8,547)	2,993
Inventories	(14,609)	(10,546)
Other current and noncurrent assets	(1,944)	3,171
Accounts payable	19,560	1,839
Billings in excess of contract costs and estimated earnings	33,707	(151)
Other accrued liabilities	(2,844)	(1,378)
Income taxes payable	4,288	(52)
Other long-term liabilities	833	1,001

Net cash provided by operating activities	50,065	35,552

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	—	(8,288)
Proceeds from held-to-maturity investments	3,635	19,486
Purchase of available-for-sale investments	(73,071)	(59,785)
Proceeds from available-for-sale investments	173,595	27,324
Capital expenditures	(14,325)	(6,764)
Purchase of a product line	—	(3,640)
Other, net	(738)	(2,506)

Net cash (used in) provided by investing activities	89,096	(34,173)

NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	152	124
Net proceeds from exercise of stock options	2,559	4,380
Purchase of treasury stock	(21,500)	—
Excess tax benefits from stock option exercises	1,538	—

Net cash (used in) provided by financing activities	(17,251)	4,504

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	121,910	5,883
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,145	51,733

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187,055	$57,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid:
Domestic	$8,181	$1,375
Foreign	7,883	8,107

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

Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from our audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year.

Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.

The Company had investment securities classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2006 the Company held no “available-for-sale” securities and at December 31, 2005, the Company held $100,525,000 in “available-for-sale” securities. The fair value of these securities as of December 31, 2005 approximated the carrying value. The realized and unrealized gains and losses related to these available-for-sale investments were immaterial to the results of operations.

Additionally, the Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to maturity. As of June 30, 2006 and December 31, 2005, the Company held $12,311,000 and $15,946,000, respectively of corporate investment securities classified as “held-to-maturity.” Contractual maturities of these securities at June 30, 2006 include $7,557,000 maturing within one year and $4,754,000 maturing within two to five years.

Note 2 — STOCK-BASED COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method on the grant date (with limited exceptions) and recognize such expense in the consolidated financial statements over the requisite employee service period. Prior to January 1, 2006, under the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock option plans. Accordingly, prior to January 1, 2006, the Company did not recognize any stock-based compensation expense in its income statement for stock options, as the exercise price was equal to the market price of the Company’s stock on the date of grant. However, the Company did recognize stock-based compensation expense for its restricted stock and restricted stock unit awards. Awards of restricted stock, (time-vesting) restricted stock units and performance-based restricted stock units made prior to, but not yet vested as of January 1, 2006, will continue to be expensed. Compensation expense for restricted stock and restricted stock units is based on the market value of the underlying stock at the date of grant.

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

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award. Stock-based compensation expense recognized in the income statement beginning January 1, 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. The impact of forfeitures on the compensation expense recognized for the three and six months ended June 30, 2006 was estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. As a result of the adoption of SFAS 123(R), the deferred compensation recorded in stockholders’ equity as of January 1, 2006, of $6,980,000 was reclassified to additional paid-in capital which reduced total paid-in capital.

Beginning January 1, 2006, stock-based compensation expense is comprised of (i) compensation expense arising from amortization of stock-based awards made prior to, but not yet vested as of January 1, 2006, as discussed above and (ii) compensation expense arising from amortization of stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Total stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $845,000 and $1,470,000, respectively, net of forfeitures and net of tax. For the three and six months ended June 30, 2005, total stock-based compensation expense was $720,000 and $1,326,000, respectively, net of tax.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005:

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$17,249	$32,261
Add: Total stock-based employee compensation awards included in reported net income, net of tax	286	410
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(720)	(1,326)

Pro forma net income	$16,815	$31,345

Earnings per share:
Basic-as reported	$0.74	$1.38
Basic-pro forma	$0.72	$1.34

Diluted-as reported	$0.72	$1.35
Diluted-pro forma	$0.70	$1.31

Stock Options

Total compensation expense related to stock options for the three and six months ended June 30, 2006 was $318,000 and $644,000, respectively, net of forfeitures and tax and is included in General and Administration expense in our Consolidated Statement of Operations. Total unrecognized compensation cost as of June 30, 2006 related to stock options is approximately $1,563,000, net of tax, and is expected to be recognized over the next 3.5 years. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the six months ended June 30, 2006 and 2005.

A summary of the status of the Company’s stock option activity, and related information for the six months ended June 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	660,343	$24.89
Granted	—	—
Exercised	(114,003)	22.88
Cancelled	—	—

Outstanding at June 30, 2006	546,340	$25.30	6.5	$28,290

Exercisable at June 30, 2006	243,488	$24.76	6.4	$12,741

A summary of the status of the Company’s nonvested stock options as of June 30, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	417,208	$10.81
Granted	—	—
Vested	(114,356)	11.40
Forfeited	—	—

Nonvested at June 30, 2006	302,852	$10.59

In 2005, stock options were accounted for under APB 25 with the related expense reported in the financial footnotes on a pro forma basis under the disclosure-only provisions of SFAS 123. For the three and six months ended June 30, 2005, stock-based compensation expense related to stock options was $434,000 and $916,000, respectively, net of tax.

Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $2,559,000 and $4,380,000, respectively. In accordance with SFAS 123(R), the consolidated statement of cash flows reports the excess tax benefit from stock-based compensation as financing cash in-flows. The total income tax benefit related to stock option exercises was $2,052,000 and $2,432,000 for the six months ended June 30, 2006 and 2005, respectively.

Restricted Stock and Restricted Stock Units

Total compensation expense related to restricted stock units and performance-based restricted stock units for the three and six months ended June 30, 2006 was $527,000 and $826,000, net of forfeitures and tax, and is included in General and Administration expense in our Consolidated Statement of Operations. Total unrecognized compensation cost as of June 30, 2006 related to restricted stock units and performance-based restricted stock units is approximately $7,988,000, net of tax, and is expected to be recognized over the next 5 years.

A summary of the status of the Company’s nonvested restricted stock and restricted stock units as of June 30, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	245,054	$38.37
Granted	87,500	75.20
Vested	(36,772)	27.17
Forfeited	—	—

Nonvested at June 30, 2006	295,782	$50.66

For the three and six months ended June 30, 2005, total stock-based compensation expense related to restricted stock and restricted stock units was $286,000 and $410,000, respectively, net of tax. Compensation expense relating to restricted stock and restricted stock units was included, and will continue to be included, in reported net income, as required by accounting standards.

On June 1, 2006, the Company granted a total of 65,300 restricted stock units to officers and key employees. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock units lapse over a five year period with sixty percent of the units vesting on the third anniversary of the date of grant and twenty percent vesting on each of the fourth and fifth anniversary dates of the grant. In the event a grantee terminates employment with the Company, any restricted stock units remaining subject to restrictions are forfeited. Restricted unit awards result in the recognition of deferred compensation. Deferred compensation is a contra-equity account with an offset to additional paid-in capital and is amortized to operating expense over the vesting period of the award.

In addition, on June 1, 2006 the Company granted a total of 22,200 performance-based restricted stock units to executive officers. The vesting of these awards is dependent upon whether, and the extent to which, specified performance objectives relating to Return on Capital Employed (“ROCE”) are attained for the three-year period ending December 31, 2008. ROCE is the Company’s average annual after-tax operating income divided by average capital employed (total assets and short-term debt, including current maturities of long-term debt minus current liabilities). None of these restricted stock units will vest unless the Company achieves a minimum ROCE specified by the Board of Directors for the three-year period and the ROCE achieved is equal to or greater than the average ROCE for a specified peer group of companies. If these two minimum thresholds are met, then between twenty percent and one hundred percent of the units will vest upon completion of the three-year period, depending on the Company’s ROCE relative to that of the peer group for that period. The units will vest completely if the minimum thresholds are met and the Company’s ROCE is in the top quartile of its peer group for the period. Restricted stock units settle automatically in shares of common stock on a one-for-one basis upon vesting.

Director Deferred Share Units

On June 1, 2006, each of the Company’s non-employee directors received a grant of 2,000 deferred share units, totaling 14,000 units for all non-employee directors as a group. Each deferred share unit represents one hypothetical share of common stock. The deferred share units vest and become payable three years from the date of grant if the director remains a member of the Company’s Board of Directors at such time, or earlier under specified circumstances. Upon vesting, the deferred share units are settled in cash at the fair market value of common stock on a one-for-one basis. Compensation expense is recognized over the vesting period based on the fair market value of the underlying stock at each reporting period.

Note 3 — TREASURY STOCK

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock over a twelve month period. Through June 30, 2006, the Company had repurchased 353,325 shares for an aggregate purchase price of approximately $25,000,000. At the beginning of the third quarter 2006, the Company entered into a prepaid share repurchase agreement with a third party financial institution. Under this agreement, the Company advanced $25,000,000 in exchange for the delivery by the financial institution of a variable number of shares on a monthly basis during the third quarter. The number of shares ultimately repurchased under the agreement will be based upon the volume weighted average price of the Company’s shares during the quarter less a discount. Subject to market considerations, the Company may repurchase additional shares in the open market or in privately negotiated transactions based on its ongoing capital requirements, expected cash flows and regulatory restraints. Repurchases are expected to be funded with current cash, cash equivalents and short-term investments. Subject to the repurchase agreement, repurchases may be suspended at any time. All of the shares repurchased pursuant to the Board authorization through June 30, 2006, are held as treasury stock. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Note 4 — PRODUCT WARRANTY LIABILITY

The change in the aggregate product warranty liability is as follows for the three months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$1,520	$2,028	$1,552	$2,341
Claims paid	(75)	(179)	(182)	(274)
Additional warranty charged (credited) to expense	75	75	150	(143)

Ending balance	$1,520	$1,924	$1,520	$1,924

Note 5 — LONG-TERM CONTRACTS

The components of long-term contracts as of June 30, 2006 and December 31, 2005 consist of the following:

(in thousands)	June 30, 2006	December 31, 2005
Costs and estimated earnings on uncompleted contracts	$42,540	$19,321
Less: billings to date	(63,379)	(15,000)

Excess of billings over costs and estimated earnings	$(20,839)	$4,321

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$17,350	$8,803
Billings in excess of contract costs and estimated earnings	(38,189)	(4,482)

Total	$(20,839)	$4,321

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

The Company has agreed to guarantee half of the total outstanding borrowings of its premium connection Indian joint venture, an unconsolidated entity of which it owns 50%, up to a maximum of $3,070,000 by issuing irrevocable standby letters of credit. As of June 30, 2006, the total amount of borrowings of the joint venture was $4,119,000, of which $2,060,000 was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Note 7 —LETTERS OF CREDIT

The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit vary in amount with maturities ranging from June 2006 to March 2011. At June 30, 2006, there was approximately $12,334,000 outstanding in letters of credit comprised of approximately $8,477,000 of performance bonds related to customer’s orders and approximately $3,070,000 of irrevocable letters of credit issued to guarantee the borrowings of its premium connection Indian joint venture. See Note 6, Commitments and Contingencies.

Note 8 — EARNINGS PER SHARE

The Company has presented basic and diluted income per share (“EPS”) on the unaudited consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive EPS is based on the weighted average number of shares outstanding during each period plus the assumed exercise of dilutive stock options and vesting of restricted stock and restricted stock units, less the number of treasury shares from the assumed exercise proceeds using the average market price for the Company’s common stock for each of the periods presented. When potentially dilutive securities are anti-dilutive, they are not included in dilutive EPS. Basic weighted average shares outstanding for the three months ended June 30, 2006 and 2005 were 23,734,236 and 23,455,850, respectively, while for the six months ended June 30, 2006 and 2005 basic weighted average shares outstanding were 23,716,039 and 23,408,931, respectively. Dilutive weighted average shares outstanding for the three months ended June 30, 2006 and 2005 were 24,151,659 and 23,996,733, respectively, while for the six months ended June 30, 2006 and 2005 dilutive weighted average shares outstanding were 24,129,478 and 23,942,291, respectively.

The following table summarizes the computation of basic and diluted net income per share:

(in thousands except per share data)	Net Income	Weighted Average Shares	Earnings Per Share
Three months ended June 30, 2006
Basic net income	$25,003	23,734	$1.05
Effect of dilutive share-based compensation	—	417	—

Diluted net income	$25,003	24,151	$1.04

Three months ended June 30, 2005
Basic net income	$17,249	23,456	$0.74
Effect of dilutive share-based compensation	—	541	—

Diluted net income	$17,249	23,997	$0.72

Six months ended June 30, 2006
Basic net income	$47,672	23,716	$2.01
Effect of dilutive share-based compensation	—	413	—

Diluted net income	$47,672	24,129	$1.98

Six months ended June 30, 2005
Basic net income	$32,261	23,409	$1.38
Effect of dilutive share-based compensation	—	533	—

Diluted net income	$32,261	23,942	$1.35

Note 9 — EMPLOYEE BENEFITS

The Company has a defined benefit plan and post-retirement health and life benefits which are described in detail in Note 6 “EMPLOYEE BENEFITS” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2005.

The table below shows the amount of estimated net periodic benefit costs under each plan for the three and six months ended June 30:

	Defined Benefit Plan		Post-Retirement Health and Life Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$—	$—	$15	$14
Interest cost	487	480	80	82
Expected return on plan assets	(465)	(461)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	35	4	—	—

Net periodic benefit cost	$61	$27	$(27)	$(26)

	Defined Benefit Plan		Post-Retirement Health and Life Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$—	$—	$30	$28
Interest cost	974	960	160	163
Expected return on plan assets	(929)	(922)	—	—
Amortization of prior service cost (benefit)	8	8	(244)	(244)
Amortization of net loss	69	7	—	—

Net periodic benefit cost	$122	$53	$(54)	$(53)

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

Financial data for the business segments for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenue
Premium Connection	$89,422	$59,904	$162,971	$110,412
Pressure Control	52,692	31,703	93,203	60,012

Total	$142,114	$91,607	$256,174	$170,424

Operating income (loss)
Premium Connection	$28,584	$19,891	$56,110	$38,296
Pressure Control	13,601	9,572	23,974	17,378
Corporate Administration	(5,940)	(4,466)	(10,988)	(8,578)

Total	$36,245	$24,997	$69,096	$47,096

Depreciation and amortization
Premium Connection	$2,372	$2,160	$4,629	$4,119
Pressure Control	834	755	1,644	1,515
Corporate Administration	529	485	1,035	1,006

Total	$3,735	$3,400	$7,308	$6,640

Capital expenditures
Premium Connection	$6,074	$2,232	$7,818	$5,570
Pressure Control	2,900	430	5,470	1,016
Corporate Administration	346	38	1,037	178

Total	$9,320	$2,700	$14,325	$6,764

Note 11 — RECENT ACCOUNTING PROUNOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

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

The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for the last five quarters:

	Average United States Rig Count Over 15,000 ft (1)	Average Gulf Of Mexico Rigs Under Contract (2)	Average International Rig Count (3)
Quarter Ended	Number of Rigs	Number of Rigs	Number of Rigs
06/30/2005	186	131	859
09/30/2005	196	130	855
12/31/2005	182	128	872
03/31/2006	204	130	896
06/30/2006	208	132	913

(1)	Average rig count calculated by Hydril using weekly data published by Smith International.
(2)	Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.
(3)	Average international rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for China, Canada, Iran, the former Soviet Union, Sudan and the United States.

Pressure Control

Pressure control products include a broad spectrum of equipment and parts required for outfitting new drilling rigs and upgrading and maintaining existing rigs. We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and to a lesser extent to exploration and production companies for oil and gas production. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing drilling rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the total U.S. rig count. The following table shows the average worldwide offshore rigs under contract and the average U.S. rig count over the last five quarters:

	Average Worldwide Offshore Rigs Under Contract (1)	Average United States Total Rig Count (2)
Quarter Ended	Number of Rigs	Number of Rigs
06/30/2005	570	1,336
09/30/2005	571	1,428
12/31/2005	568	1,479
03/31/2006	581	1,519
06/30/2006	596	1,632

(1)	Average worldwide offshore rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.
(2)	Average United States total rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

JUNE 30, 2006 AND 2005

Revenue

Total revenue increased $50.5 million or 55%, to $142.1 million for the three months ended June 30, 2006 compared to $91.6 million for the three months ended June 30, 2005. Our premium connection revenue increased $29.5 million, or 49%, to $89.4 million for the three months ended June 30, 2006 compared to $59.9 million for the prior year period. This increase was primarily the result of higher demand for our products worldwide, including an unusually large amount of pipe purchased by us for threading and resale in certain international markets, and higher prices for our premium connections. In North America, which was responsible for about half of the increase in threading revenue, higher levels of deep formation drilling activity and higher pricing resulted in higher revenue. Pressure control revenue increased $21.0 million, or 66%, to $52.7 million for the three months ended June 30, 2006 compared to $31.7 million for the same period in 2005. Pressure control capital equipment revenue increased 143% as higher levels of new and refurbished rig construction in the industry increased demand for the type of equipment we manufacture. Approximately 75% of the revenue increase was for projects, which generally involve over $1 million in revenue and require over six months to complete, and are accounted for on a percentage-of-completion basis. Aftermarket pressure control revenue increased 21% over the prior year period primarily due to higher worldwide offshore and U.S. rig count activity, which increased the consumption of spare parts used in the drilling process.

Gross Profit

Gross profit increased $14.4 million to $54.9 million for the three months ended June 30, 2006 compared to $40.5 million for the prior year period. Gross profit for our premium connection segment increased 38% over the prior year quarter due primarily to higher demand for our products worldwide which led to higher plant utilization and higher prices. Gross profit for our pressure control segment increased 32% from the prior year period due primarily to higher plant production volumes and higher demand and prices for aftermarket products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2006 were $18.7 million compared to $15.5 million for the prior year quarter. The increase over the prior year quarter was primarily due to the inclusion of stock option expense resulting from the adoption of FAS 123(R) (see further discussion of SFAS 123(R) under Recent Accounting Pronouncements) and other stock-based compensation expense, increased agent commissions associated with higher international sales, higher legal expenses, and higher engineering expenses to support increased levels of product testing and capital equipment sales. As a percentage of revenue, selling, general, and administrative expenses were 13% for the second quarter of 2006 compared to 17% for the prior year quarter.

Operating Income

Operating income increased $11.2 million to $36.2 million for the three months ended June 30, 2006 compared to $25.0 million for the same period in 2005. Operating income for our premium connection segment increased $8.7 million to $28.6 million for the second quarter of 2006 from $19.9 million for the second quarter of 2005. Operating income for our pressure control segment increased $4.0 million to $13.6 million for the quarter ended June 30, 2006 compared to $9.6 million for the same period in 2005. Corporate and administrative expenses were $5.9 million for the three months ended June 30, 2006 compared to $4.5 million for the prior year period.

Provision for Income Taxes

Income tax expense was $13.1 million for the three months ended June 30, 2006, compared to $8.5 million for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2006 increased to 34.4% as compared to 33.1% in the same period in 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

Total revenue increased $85.8 million or 50%, to $256.2 million for the six months ended June 30, 2006 compared to $170.4 million for the six months ended June 30, 2005. Our premium connection revenue increased $52.6 million, or 48%, to $163.0 million for the six months ended June 30, 2006 compared to $110.4 million for the prior year period. This increase was primarily the result of higher demand for our products, including an unusually large amount of pipe purchased by us for threading and resale in certain international markets and in North America due to higher levels of deep formation drilling activity. Pressure control revenue increased $33.2 million, or 55%, to $93.2 million for the six months ended June 30, 2006 compared to $60.0 million for the same period in 2005. Pressure control capital equipment revenue increased 103% primarily due to improved industry fundamentals resulting in increased drilling activity and higher demand for our products. Approximately 75% of the revenue increase was for projects, which generally involve over $1 million in revenue and require over six months to complete, and are accounted for on a percentage-of-completion basis. Aftermarket pressure control revenue increased 24% primarily due to higher worldwide offshore and U.S. total rig counts, resulting in increases in the consumption of spare parts in the drilling process.

Gross Profit

Gross profit increased $28.9 million to $104.8 million for the first half of 2006 compared to $75.9 million for the prior year period. Gross profit for our premium connection segment increased 43% over the first half of 2005 due primarily to higher demand for our products worldwide which led to higher plant utilization and higher pricing levels in select international markets. Gross profit for our pressure control segment increased 30% from the prior year due primarily to higher plant production volumes and higher demand and prices for aftermarket products.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the six months ended June 30, 2006 were $35.7 million compared to $28.8 million for the prior year period. The increase over the prior year period was primarily due to the inclusion of stock option expense resulting from the adoption of FAS 123(R) (see further discussion of SFAS 123(R) under Recent Accounting Pronouncements) and other stock-based compensation, higher agent commissions associated with higher international sales, higher engineering expenses to support increased levels of product testing and capital equipment sales, and higher legal expenses. As a percentage of revenue, selling, general, and administrative expenses were 14% for the first half of 2006 compared to 17% for the prior year period.

Operating Income

Operating income increased $22.0 million to $69.1 million for the six months ended June 30, 2006 compared to $47.1 million for the same period in 2005. Operating income for our premium connection segment increased $17.8 million to $56.1 million for the first half of 2006 from $38.3 million for the first half of 2005. Operating income for our pressure control segment increased $6.6 million to $24.0 million for the six months ended June 30, 2006 compared to $17.4 million for the same period in 2005. Corporate and administrative expenses were $11.0 million for the first half of 2006 compared to $8.6 million for the prior year period.

Provision for Income Taxes

Income tax expense was $24.6 million for the six months ended June 30, 2006, compared to $16.2 million for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 increased to 34.0% as compared to 33.4% in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, fund new product development, provide additional working capital and to fund the repurchase of a portion of our common stock as discussed below. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $199.4 million at June 30, 2006. At June 30, 2006, we had no outstanding debt and $12.3 million of outstanding letters of credit which were comprised primarily of performance bonds related to customer orders in our backlog.

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock over a twelve month period. Through June 30, 2006, the Company had repurchased 353,325 shares for an aggregate purchase price of $25.0 million. At the beginning of the third quarter of 2006, the Company entered into a prepaid share repurchase agreement with a third party financial institution. Under this agreement, the Company advanced $25.0 million in exchange for the delivery by the financial institution of a variable number of shares on a monthly basis during the third quarter. The number of shares ultimately repurchased under the agreement will be based upon the volume weighted average price of the Company’s shares during the quarter less a discount. Subject to market considerations, the Company may repurchase additional shares in the open market or in privately negotiated transactions based on its ongoing capital requirements, expected cash flows and regulatory restraints. Repurchases are expected to be funded with current cash, cash equivalents and short-term investments. Subject to the repurchase agreement, repurchases may be suspended at any time. All of the shares repurchased pursuant to the Board authorization through June 30, 2006, are held as treasury stock. We believe that cash from operations and existing cash, cash equivalents and investment balances will be sufficient to meet anticipated cash requirements, including working capital needs, contractual obligations and planned capital expenditures, for at least the next 12 months. In the longer term, if we were to need additional cash, we anticipate that we could enter into credit facilities and that we could also raise additional funds through issuing debt or equity securities.

Operating Activities

For the six months ended June 30, 2006, cash provided by operating activities was $50.1 million which primarily resulted from earnings and contractual cash payments received from customers on long-term capital equipment projects, and was partially offset by slightly higher working capital requirements driven by higher demand in both of our segments. For the six months ended June 30, 2005, cash provided by operating activities was $35.6 million primarily due to earnings and contractual cash payments received on long-term capital equipment projects, which was partially offset by higher working capital requirements.

Investing Activities

Net cash provided by investing activities was $89.1 million for the six months ended June 30, 2006 compared to net cash used of $34.2 million for the six months ended June 30, 2005. Cash provided by investing activities for the first six months of 2006 was primarily from net proceeds from marketable securities (both held-to-maturity and available-for-sale investments) of $104.2 million which was slightly offset by capital spending of $14.3 million. The investment of cash in 2005 included $21.3 million for net investments in marketable securities, capital spending of $6.8 million and the purchase of a pressure control product line for $3.6 million.

Capital spending for the six months ended June 30, 2006 of $14.3 million was principally for expenditures to build a new facility for our premium connection manufacturing operations in Scotland, capacity additions at our pressure control plant in Houston, equipment for our new pressure control manufacturing plant in Mexico, and for expansion of our premium connection manufacturing capacity in Mexico. Capital spending for the six months ended June 30, 2005 of $6.8 million included $5.6 million for our premium connection segment and $1.0 million for our pressure control segment, in both cases primarily to support manufacturing operations, and $0.2 million for general corporate purposes.

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

Financing Activities

Net cash used in financing activities was $17.3 million for the six months ended June 30, 2006 which is primarily due to the payment of $21.5 million for the repurchase of shares of the Company’s common stock which was partially offset by $2.6 million in net proceeds from the exercise of stock options and $1.5 million of excess tax benefits from stock-based compensation. An additional $3.5 million was reflected in accrued liabilities as of June 30, 2006 and subsequently disbursed for shares repurchased during the second quarter. Net cash provided by financing activities for the six months ended June 30, 2005 was $4.5 million, the majority of which was due to net proceeds from the exercise of stock options.

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

Letters of Credit

The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. At June 30, 2006, there was approximately $12.3 million outstanding in letters of credit, which included $8.5 million of performance bonds related to customer orders in our backlog. In addition, the Company has agreed to guarantee half of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity of which we own 50%, up to a maximum of approximately $3.1 million by issuing irrevocable standby letters of credit. As of June 30, 2006, the total amount of borrowings of the joint venture was approximately $4.1 million, of which $2.1 million was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Backlog

The pressure control capital equipment backlog, which includes long-term projects and other capital equipment orders, was $266.4 million at June 30, 2006, $156.7 million at December 31, 2005 and $47.3 million at June 30, 2005. The increase in our backlog, which occurred primarily during the fourth quarter of 2005 and the first half of 2006, was the result of new long-term capital equipment project orders received, which are attributable to a significant rise in new rig construction and refurbishment worldwide.

Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders and the majority of such orders are cancelable at will by the purchaser without penalty.

We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. We expect to recognize revenue from orders in our backlog at June 30, 2006 over the next three years. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

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

Part I, Item 4: Controls and Procedures

Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2006 and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Recent declines in the U.S. natural gas price during the second quarter of 2006 may reduce the level of drilling in the U.S. for natural gas, coupled with increasing inventories of our premium connections held by end-users and distributors, which could decrease the demand for our products. About 85% of our premium connection revenue in the U.S. is for wells drilling for natural gas. A decline in number of these wells being drilled, due to low commodity prices, would reduce demand for our premium connections in the U.S.

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

We are subject to the usual risks associated with having a limited number of customers and end-users. The end-users of our products, who are not always our direct customers, are primarily international and domestic independent, major and state-owned oil and gas companies and drilling contractors. During 2005, we sold products to and services to approximately 1,071 customers. We estimate that for 2005, Petroleos de Venezuela S.A. (PdVSA), the state-owned oil and gas company of Venezuela, through direct and indirect sales, represented 13% of our consolidated revenue; and that Petroleos Mexicanos (Pemex), the state-owned oil and gas company of Mexico, through direct and indirect sales, represented 11% of our consolidated revenue. In 2005, our two largest direct premium connection customers accounted for 20% and 14% of segment sales, and our ten largest direct premium connection customers accounted for 70% of total segment sales. In 2005, our two largest direct pressure control customers accounted for 14% and 11% of segment sales and our ten largest direct pressure control customers accounted for 56% of segment sales.

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

Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the levels of inventories of our products held by our end-users and our distributors, which grew in some areas during the second quarter of 2006;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations, such as Hurricanes Katrina, Rita and Stan in 2005, which disrupted operations at our Gulf Coast facilities, in particular at our Westwego, Louisiana facility, as well as the operations of our customers in the region;

•	changes in commodity prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	pipe costs and their impact on contract prices and the level of our sales that include the pipe, which bears a low margin and can vary widely and were unusually high in the second quarter of 2006;

•	delays in the delivery or other limitations on the availability of plain-end pipe from steel mills for threading by us for our customers;

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets; and

•	delays in the delivery of finished products to customers due to limitations on the availability of marine transportation, particularly internationally.

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

Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party. In addition, antidumping and countervailing duty orders may be revoked as a result of periodic “sunset reviews”. Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Antidumping duty orders currently cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order currently covers imports from Italy. Some of the foreign steel mills whose sales in the U.S. are currently constrained by these orders and duties have their own premium connection products and are significant competitors of ours, particularly outside of the U.S. where they are not subject to such orders. In addition, these steel mills have the benefit of the competitive advantages discussed above under “We may lose premium connection business to international and domestic competitors who produce their own pipe, as well as other new entrants or lose business due to limitations on the availability of pipe for threading.” On June 1, 2006, the International Trade Commission (“ITC”) initiated five-year sunset reviews concerning the countervailing duty order on oil country tubular goods from Italy and the antidumping orders on oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico. At this time, the ITC is assessing the adequacy of interested parties to determine whether to conduct full sunset reviews or expedited reviews. If the ITC elects to conduct full sunset reviews, all reviews must be completed by June 2007. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition in the U.S. from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside the U.S.

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

Many of our major competitors are diversified multinational companies that are larger and have substantially greater financial resources, larger operating staffs and greater budgets for marketing and research and development than we do. They may be better able to compete in making equipment available faster and more efficiently, meeting delivery schedules or reducing prices. In addition, two or more of our major competitors could consolidate producing an even larger company. Also our competitors may acquire product lines or consolidate with another company in the oilfield services and equipment industry, and as a result be able to offer a more complete package of drilling equipment and services rather than providing only individual components. For example, in March 2005 National Oilwell, a manufacturer and supplier of oilfield equipment, systems and services that has historically purchased Hydril pressure control equipment, merged with Varco International, a manufacturer of pressure control equipment and one of our primary competitors. As a result of any of the foregoing reasons, we could lose customers and market share to those competitors. These companies may also be in a better position to endure downturns in the oil and gas industry.

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

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table details our repurchases of shares of our common stock for the three months ended June 30, 2006:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2006	—		—	—	$100 million	(2)
May 1 - 31, 2006	—		—	—	$100 million	(2)
June 1 - 30, 2006	354,699	(1)	$70.78	353,325	$75 million	(2)
Total	354,699	(1)	$70.78	353,325

(1)	During June 2006, the Company repurchased (i) a total of 353,325 shares at an average price, including commission, of $70.76 per share, pursuant to the repurchase authorization of the Board of Directors discussed below in footnote (2) and (ii) a total of 1,374 shares that were withheld for tax purposes upon vesting of restricted stock at a price of $75.20 per share (in 2003, 8,654 shares of restricted stock were awarded).
(2)	On March 7, 2006, the Company announced that the Board of Directors had authorized the repurchase of up to $100 million of the Company’s common stock over a twelve month period.

Part II, Item 4: Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 16, 2006. There were 50,571,205 votes represented at the meeting in person or by proxy, out of 52,995,391 votes entitled to be cast, constituting a quorum. The following are the results of the vote:

Proposals:	For	Against	Withheld	Abstain	Broker Non-Votes
Election of Directors
Jerry S. Cox	50,462,269	—	108,936	—	—
Roger Goodan	50,462,339	—	108,866	—	—
Patrick Seaver	50,483,947	—	87,258	—	—
Approval of Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm	50,541,703	28,233	—	1,269	—

Part II, Item 6: Exhibits

Exhibits:

31.1—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

HYDRIL COMPANY

Date: August 9, 2006	By:	/s/ Chris D. North
Chris D. North
Chief Financial Officer
(Authorized officer and principal accounting and financial officer)