Form 10-Q
period 2006-09-30
HYDRIL CO
filed 2006-11-09
CIK 1116030

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Shares outstanding at October 31, 2006:

Common stock, $.50 par value, 19,246,613 shares outstanding

Class B common stock, $.50 par value, 3,068,305 shares outstanding

HYDRIL COMPANY

INDEX

PART I—FINANCIAL INFORMATION

* * *

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, and involve known and unknown risks, uncertainties and assumptions. These risks, uncertainties and assumptions include, but are not limited to:

•	the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products,

•	the risks associated with fixed-price contracts,

•	the loss of distribution or change to distribution channels or methods or inventory practices for premium connections in the U.S. and Canada,

•	competition from steel mills,

•	limitations on the availability of pipe for threading,

•	the impact of imports of tubular goods and of international and domestic trade laws,

•	factors that could cause our results to vary significantly from quarter to quarter,

•	the consolidation of end-users,

•	intense competition in our industry,

•	the risks associated with international operations,

•	the ability to attract and retain skilled labor and

•	Hydril’s ability to successfully develop new technologies and products and maintain and increase its market share.

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

These statements are only projections based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30, 2006	December 31, 2005
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$179,742	$65,145
Investments and marketable securities	9,254	108,084
Receivables:
Trade, less allowance for doubtful accounts: 2006, $1,037; 2005, $759	60,777	67,523
Contract costs and estimated earnings in excess of billings	13,439	8,803
Other	1,821	1,878

Total receivables	76,037	78,204

Inventories:
Finished goods	45,942	28,917
Work-in-process	19,559	18,828
Raw materials	13,822	9,901

Total inventories	79,323	57,646

Deferred tax asset	9,792	11,390
Other current assets	4,969	3,669

Total current assets	359,117	324,138

PROPERTY:
Land and improvements	24,021	21,846
Buildings and improvements	55,655	52,620
Machinery and equipment	188,358	178,145
Construction-in-progress	8,997	5,004

Total	277,031	257,615
Less accumulated depreciation and amortization	(161,338)	(152,477)

Property, net	115,693	105,138

OTHER LONG-TERM ASSETS:
Investments	—	8,387
Deferred tax asset	256	212
Other assets	15,497	12,687

TOTAL	$490,563	$450,562

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Information)

	September 30, 2006	December 31, 2005
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$35,990	$23,443
Billings in excess of contract costs and estimated earnings	43,848	4,482
Accrued liabilities	28,037	26,791
Income taxes payable	17,341	8,661

Total current liabilities	125,216	63,377

LONG-TERM LIABILITIES:
Deferred tax liability	9,594	9,579
Other	17,884	16,771

Total long-term liabilities	27,478	26,350

CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock — authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock — authorized 75,000,000 shares of $.50 par value; 20,742,820 and 20,182,531 shares issued at September 30, 2006 and December 31, 2005, respectively	10,372	10,091
Class B common stock — authorized, 32,000,000 shares of $.50 par value; 3,116,855 and 3,479,920 shares issued at September 30, 2006 and December 31, 2005, respectively	1,558	1,740
Additional paid-in capital	81,974	79,356
Retained earnings	347,127	279,789
Deferred compensation	—	(6,980)
Accumulated other comprehensive loss	(3,161)	(3,161)
Less treasury stock, at cost; 1,544,757 and 0 shares at September 30, 2006 and December 31, 2005, respectively	(100,001)	—

Total stockholders’ equity	337,869	360,835

TOTAL	$490,563	$450,562

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE	$117,312	$92,974	$373,486	$263,398
COST OF SALES	71,904	51,690	223,288	146,242

GROSS PROFIT	45,408	41,284	150,198	117,156

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	3,796	2,844	10,799	8,852
Sales and marketing	6,310	5,239	18,475	15,672
General and administration	7,552	6,026	24,078	18,361

Total	17,658	14,109	53,352	42,885

OPERATING INCOME	27,750	27,175	96,846	74,271

LOSS FROM UNCONSOLIDATED ENTITIES	(29)	—	(43)	—

INTEREST INCOME	2,222	959	5,583	2,563
OTHER INCOME (EXPENSE), NET	(81)	1,318	(250)	1,065

INCOME BEFORE INCOME TAXES	29,862	29,452	102,136	77,899
PROVISION FOR INCOME TAXES	10,196	9,840	34,798	26,026

NET INCOME	$19,666	$19,612	$67,338	$51,873

EARNINGS PER SHARE:
BASIC	$0.85	$0.83	$2.86	$2.21
DILUTED	$0.84	$0.81	$2.82	$2.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,179,508	23,550,685	23,535,230	23,456,702
DILUTED	23,521,607	24,121,067	23,915,332	23,993,313

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Changes in Stockholders’ Equity

And Comprehensive Income

(In Thousands, Except Share Amounts)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	20,182,531	$10,091	3,479,920	$1,740	$79,356	$279,789	$(6,980)	$(3,161)	$—	$360,835

Net Income	—	$—	—	$—	$—	$67,338	$—	$—	$—	$67,338

Issuance of Common stock-employee stock purchase plan and exercise of stock options	171,081	86	—	—	4,074	—	—	—	—	4,160
Tax benefit on option exercises	—	—	—	—	2,614	—	—	—	—	2,614
Treasury shares purchased at cost	—	—	—	—	—	—	—	—	(100,001)	(100,001)
Reclassification of deferred compensation in accordance with the adoption of SFAS 123(R)	—	—	—	—	(13,560)	—	6,980	—	—	(6,580)
Stock-based compensation	—	—	—	—	3,722	—	—	—	—	3,722
Conversion of Class B Common stock to Common stock	363,065	182	(363,065)	(182)	—	—	—	—	—	—
Vesting of Restricted units	26,143	13	—	—	(812)	—	—	—	—	(799)
Awards of Restricted units	—	—	—	—	6,580	—	—	—	—	6,580

Balance, September 30, 2006	20,742,820	$10,372	3,116,855	$1,558	$81,974	$347,127	$—	$(3,161)	$(100,001)	$337,869

See notes to unaudited consolidated financial statements

HYDRIL COMPANY

Part I, Item 1: Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,338	$51,873

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,722	1,124
Depreciation and amortization	11,016	10,108
Deferred income taxes	2,146	5,264
Gain on sale of real estate holdings not used in operations	—	(2,199)
Provision for doubtful accounts	264	(207)
Equity loss in unconsolidated affiliates	43	—
Change in operating assets and liabilities:
Receivables	6,539	(3,714)
Contract costs and estimated earnings in excess of billings	(4,636)	1,742
Inventories	(21,677)	(19,055)
Other current and noncurrent assets	(2,401)	4,376
Accounts payable	12,547	677
Billings in excess of contract costs and estimated earnings	39,366	479
Other accrued liabilities	447	746
Income taxes payable	8,680	1,987
Other long-term liabilities	1,113	1,140

Net cash provided by operating activities	124,507	54,341

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	—	(17,605)
Proceeds from held-to-maturity investments	6,693	23,750
Purchase of available-for-sale investments	(73,071)	(85,500)
Proceeds from available-for-sale investments	173,595	39,349
Capital expenditures	(22,153)	(10,690)
Purchase of a product line	—	(3,640)
Proceeds from the sale of real estate not used in operations	—	2,936
Other, net	(1,267)	(2,606)

Net cash (used in) provided by investing activities	83,797	(54,006)

NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	152	264
Net proceeds from exercise of stock options	4,008	6,268
Purchase of treasury stock	(100,001)	—
Excess tax benefits from stock option exercises	2,134	—

Net cash (used in) provided by financing activities	(93,707)	6,532

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,597	6,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,145	51,733

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$179,742	$58,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid:
Domestic	$8,181	$2,806
Foreign	13,573	11,622

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

Interim Presentation- The accompanying consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from our audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year.

Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.

The Company had investment securities classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2006, the Company held no “available-for-sale” securities and at December 31, 2005, the Company held $100,525,000 in “available-for-sale” securities. The fair value of these securities as of December 31, 2005 approximated the carrying value. The realized and unrealized gains and losses related to these available-for-sale investments were immaterial to the results of operations.

Additionally, the Company has investments classified as “held-to-maturity” that are measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to maturity. As of September 30, 2006 and December 31, 2005, the Company held $9,254,000 and $15,946,000, respectively of corporate investment securities classified as “held-to-maturity.” Contractual maturities of these securities at September 30, 2006 were all within one year of maturity.

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

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award. Stock-based compensation expense recognized in the income statement beginning January 1, 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. The impact of forfeitures on the compensation expense recognized for the three and nine months ended September 30, 2006 was estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. As a result of the adoption of SFAS 123(R), the deferred compensation recorded in stockholders’ equity as of January 1, 2006, of $6,980,000 was reclassified to reduce additional paid-in capital.

Beginning January 1, 2006, stock-based compensation expense is comprised of (i) compensation expense arising from amortization of stock-based awards made prior to, but not yet vested as of January 1, 2006, as discussed above and (ii) compensation expense arising from amortization of stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Total stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $949,000 and $2,419,000, respectively, net of forfeitures and net of tax. See table below for 2005 pro forma information.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has calculated the APIC pool using the method outlined in SFAS 123(R) and has elected not to adopt the alternative method outlined in FSP 123(R)-3.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005:

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$19,612	$51,873
Add: Total stock-based employee compensation awards included in reported net income, net of tax	340	749
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(769)	(2,095)

Pro forma net income	$19,183	$50,527

Earnings per share:
Basic-as reported	$0.83	$2.21
Basic-pro forma	$0.81	$2.15

Diluted-as reported	$0.81	$2.16
Diluted-pro forma	$0.80	$2.11

Stock Options

Total compensation expense related to stock options for the three and nine months ended September 30, 2006 was $310,000 and $954,000, respectively, net of forfeitures and tax and is included in General and Administration expense in our Consolidated Statement of Operations. Total unrecognized compensation cost as of September 30, 2006 related to stock options is approximately $1,256,000, net of tax, and is expected to be recognized over approximately the next 3.3 years. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the nine months ended September 30, 2006 and 2005.

A summary of the status of the Company’s stock option activity, and related information for the nine months ended September 30, 2006 is presented below:

Options	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	660,343	$24.89
Granted	—	—
Exercised	(167,831)	23.88
Cancelled	—	—

Outstanding at September 30, 2006	492,512	$25.23	6.3	$15,380

Exercisable at September 30, 2006	189,660	$24.40	6.1	$6,080

A summary of the status of the Company’s nonvested stock options as of September 30, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	417,208	$10.81
Granted	—	—
Vested	(114,356)	11.40
Forfeited	—	—

Nonvested at September 30, 2006	302,852	$10.59

In 2005, stock options were accounted for under APB 25 with the related expense reported in the financial footnotes on a pro forma basis under the disclosure-only provisions of SFAS 123. For the three and nine months ended September 30, 2005, pro forma stock-based compensation expense related to stock options was $429,000 and $1,346,000, respectively, net of tax.

Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $4,008,000 and $6,268,000, respectively. In accordance with SFAS 123(R), the consolidated statement of cash flows reports the $2,134,000 in excess tax benefit from stock-based compensation as a cash in-flow from “Financing Activities”. The total income tax benefit related to stock option exercises was $2,614,000 and $3,773,000 for the nine months ended September 30, 2006 and 2005, respectively.

Restricted Stock and Restricted Stock Units

Total compensation expense related to restricted stock units and performance-based restricted stock units for the three and nine months ended September 30, 2006 was $639,000 and $1,465,000, respectively, net of forfeitures and tax, and is included in General and

Administration expense in our Consolidated Statement of Operations. Total unrecognized compensation cost as of September 30, 2006 related to restricted stock units and performance-based restricted stock units is approximately $7,349,000, net of tax, and is expected to be recognized over the next 4.6 years.

A summary of the status of the Company’s nonvested restricted stock and restricted stock units as of September 30, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	245,054	$38.37
Granted	87,500	75.20
Vested	(36,772)	27.17
Forfeited	—	—

Nonvested at September 30, 2006	295,782	$50.66

For the three and nine months ended September 30, 2005, total stock-based compensation expense related to restricted stock and restricted stock units was $340,000 and $749,000, respectively, net of tax. Compensation expense relating to restricted stock and restricted stock units was included, and will continue to be included, in reported net income, as required by accounting standards.

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

Note 3 — TREASURY STOCK

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. At September 30, 2006, the Company had repurchased the full amount authorized. A total of 1,544,757 shares were repurchased for an aggregate price of approximately $100 million, including the repurchase of 1,191,432 shares during the third quarter of 2006 for an aggregate price of approximately $75 million. All of the shares repurchased pursuant to the Board authorization through September 30, 2006, are held as treasury stock. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

On November 9, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Subject to market considerations, the Company may repurchase additional shares in the open market or in privately negotiated transactions based on its ongoing capital requirements, expected cash flows and regulatory restraints. Repurchases are expected to be funded with current cash, cash equivalents and short-term investments. Repurchases may be suspended at any time.

Note 4 — PRODUCT WARRANTY LIABILITY

The change in the aggregate product warranty liability is as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Beginning balance	$1,520	$1,924	$1,552	$2,341
Claims paid	(65)	(136)	(247)	(409)
Additional warranty charged (credited) to expense	96	(204)	246	(348)

Ending balance	$1,551	$1,584	$1,551	$1,584

Note 5 — LONG-TERM CONTRACTS

The components of long-term contracts as of September 30, 2006 and December 31, 2005 consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
Costs and estimated earnings on uncompleted contracts	$56,342	$19,321
Less: billings to date	(86,751)	(15,000)

Excess of billings over costs and estimated earnings	$(30,409)	$4,321

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$13,439	$8,803
Billings in excess of contract costs and estimated earnings	(43,848)	(4,482)

Total	$(30,409)	$4,321

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

The Company has agreed to guarantee half of the total outstanding borrowings of its premium connection Indian joint venture, an unconsolidated entity of which it owns 50%, up to a maximum of $3,018,000 by issuing irrevocable standby letters of credit. As of September 30, 2006, the total amount of borrowings of the joint venture was $4,111,000, of which $2,055,000 was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Note 7 — LETTERS OF CREDIT

The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit vary in amount with maturities ranging from November 2006 to March 2011. At September 30, 2006, there was approximately $12,311,000 outstanding in letters of credit comprised of approximately $8,506,000 of performance bonds related to customer’s orders and approximately $3,018,000 of irrevocable letters of credit issued to guarantee the borrowings of its premium connection Indian joint venture. See Note 6, Contingencies.

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

The following table summarizes the computation of basic and diluted net income per share:

(in thousands except per share data)	Net Income	Weighted Average Shares	Earnings Per Share
Three months ended September 30, 2006
Basic net income	$19,666	23,180	$0.85
Effect of dilutive share-based compensation	—	342	—

Diluted net income	$19,666	23,522	$0.84

Three months ended September 30, 2005
Basic net income	$19,612	23,551	$0.83
Effect of dilutive share-based compensation	—	570	—

Diluted net income	$19,612	24,121	$0.81

Nine months ended September 30, 2006
Basic net income	$67,338	23,535	$2.86
Effect of dilutive share-based compensation	—	380	—

Diluted net income	$67,338	23,915	$2.82

Nine months ended September 30, 2005
Basic net income	$51,873	23,457	$2.21
Effect of dilutive share-based compensation	—	536	—

Diluted net income	$51,873	23,993	$2.16

Note 9 — OTHER INCOME AND EXPENSE

Other expense for the three months ended September 30, 2006 was $81,000 compared to other income of $1,318,000 for the three months ended September 30, 2005. The quarter ended September 30, 2005 included a $2,199,000 gain recorded from the sale of real estate not used in operations, as well as an increase in environmental reserves of $662,000 on other non-operational real estate assets.

Note 10 — EMPLOYEE BENEFITS

The Company has a defined benefit plan and post-retirement health and life benefits which are described in detail in Note 6 “EMPLOYEE BENEFITS” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2005.

The table below shows the amount of estimated net periodic benefit costs under each plan for the three and nine months ended September 30:

	Defined Benefit Plan		Post-Retirement Health and Life Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$—	$—	$15	$14
Interest cost	487	480	80	82
Expected return on plan assets	(465)	(461)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	35	4	—	—

Net periodic benefit cost	$61	$27	$(27)	$(26)

	Defined Benefit Plan		Post-Retirement Health and Life Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$—	$—	$45	$42
Interest cost	1,461	1,440	240	246
Expected return on plan assets	(1,395)	(1,383)	—	—
Amortization of prior service cost (benefit)	12	12	(366)	(366)
Amortization of net loss	105	12	—	—

Net periodic benefit cost	$183	$81	$(81)	$(78)

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

Financial data for the business segments for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
(in thousands)	2006	2005	2006	2005
Revenue
Premium Connection	$63,785	$62,928	$226,756	$173,340
Pressure Control	53,527	30,046	146,730	90,058

Total	$117,312	$92,974	$373,486	$263,398

Operating income (loss)
Premium Connection	$18,691	$22,974	$74,801	$61,270
Pressure Control	14,484	8,628	38,458	26,006
Corporate Administration	(5,425)	(4,427)	(16,413)	(13,005)

Total	$27,750	$27,175	$96,846	$74,271

Depreciation and amortization
Premium Connection	$2,444	$2,181	$7,073	$6,300
Pressure Control	859	797	2,503	2,312
Corporate Administration	405	490	1,440	1,496

Total	$3,708	$3,468	$11,016	$10,108

Capital expenditures
Premium Connection	$3,775	$3,379	$11,593	$8,949
Pressure Control	3,504	458	8,974	1,474
Corporate Administration	549	89	1,586	267

Total	$7,828	$3,926	$22,153	$10,690

Note 12 — RECENT ACCOUNTING PROUNOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year, however, this provision is not effective for companies until fiscal years ending after December 15, 2008. The Company has a defined benefit pension plan covering substantially all of its U.S. employees. Effective December 31, 2001, this plan was frozen and no additional benefits have been accrued under this plan since that date. We are currently assessing the impact of SFAS 158 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not anticipate the adoption to have a material effect on the Company’s previously issued financial statements.

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

The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for the last five quarters:

	Average United States Rig Count Over 15,000 ft (1)	Average Gulf Of Mexico Rigs Under Contract (2)	Average International Rig Count (3)
Quarter Ended	Number of Rigs	Number of Rigs	Number of Rigs
09/30/2005	196	130	855
12/31/2005	182	128	872
03/31/2006	204	130	896
06/30/2006	208	132	913
09/30/2006	210	124	941

(1)	Average rig count calculated by Hydril using weekly data published by Smith International.
(2)	Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.
(3)	Average international rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for China, Canada, Iran, the former Soviet Union, Sudan and the United States.

Pressure Control

Pressure control products include a broad spectrum of equipment and parts required for outfitting new drilling rigs and upgrading and maintaining existing rigs. We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and to a lesser extent to exploration and production companies for oil and gas production. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing drilling rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore drilling activity as well as the average U.S. land rig count. The following table shows the average worldwide offshore rigs under contract and the average U.S. land rig count over the last five quarters:

Quarter Ended	Average Worldwide Offshore Rigs Under Contract (1)	Average United States Land Rig Count (2)
	Number of Rigs	Number of Rigs
09/30/2005	571	1,330
12/31/2005	568	1,396
03/31/2006	581	1,438
06/30/2006	596	1,536
09/30/2006	597	1,624

(1)	Average worldwide offshore rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.
(2)	Average United States land rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

Revenue

Total revenue increased $24.3 million or 26%, to $117.3 million for the three months ended September 30, 2006 compared to $93.0 million for the three months ended September 30, 2005. Our premium connection revenue increased $0.9 million, or 1%, to $63.8 million for the three months ended September 30, 2006 compared to $62.9 million for the prior year period. This increase was primarily the result of higher demand in certain Eastern Hemisphere international markets which was partially offset by lower demand in Latin American markets and the U.S. market. Pressure control revenue increased $23.5 million, or 78%, to $53.5 million for the three months ended September 30, 2006 compared to $30.0 million for the same period in 2005. Pressure control capital equipment revenue increased 134% as higher levels of new and refurbished rig construction in the industry increased demand for the type of equipment we manufacture. Approximately 62% of the capital equipment revenue increase was for capital equipment projects, which generally involve over $1 million in revenue and require over six months to complete, and are accounted for on a percentage-of-completion basis. Pressure control aftermarket revenue increased 30% over the prior year period primarily due to higher worldwide offshore and U.S. land rig count activity, which increased the consumption of spare parts used in the drilling process.

Gross Profit

Gross profit increased $4.1 million to $45.4 million for the three months ended September 30, 2006 compared to $41.3 million for the prior year period. Gross profit for our premium connection segment decreased 11% from the prior year quarter due primarily to lower plant utilization, which resulted in higher costs per unit in markets in which revenue declined, primarily Latin America and the U.S., and higher pass-through pipe sales in select international markets. Gross profit for our pressure control segment increased 51% from the prior year period due primarily to higher plant production volumes, as a result of progress made on capital equipment projects, and higher demand and prices for aftermarket products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2006 were $17.7 million compared to $14.1 million for the prior year quarter. The increase over the prior year quarter was primarily due the inclusion of stock option expense resulting from the adoption of FAS 123(R) (see further discussion of SFAS 123(R) under Recent Accounting Pronouncements) and other stock-based compensation expense, higher engineering expenses to support increased levels of capital equipment sales and product testing, as well as increased agent commissions associated with higher international sales. As a percentage of revenue, selling, general, and administrative expenses were 15% for both the third quarter of 2006 and 2005.

Operating Income

Operating income increased $0.6 million to $27.8 million for the three months ended September 30, 2006 compared to $27.2 million for the same period in 2005. Operating income for our premium connection segment decreased $4.3 million to $18.7 million for the third quarter of 2006 from $23.0 million for the third quarter of 2005. Operating income for our pressure control segment increased $5.9 million to $14.5 million for the quarter ended September 30, 2006 compared to $8.6 million for the same period in 2005. Corporate and administrative expenses were $5.4 million for the three months ended September 30, 2006 compared to $4.4 million for the prior year period.

Other Income and Expense

Other expense for the three months ended September 30, 2006 was $0.1 million compared to other income of $1.3 million for the three months ended September 30, 2005. The prior year quarter included a $2.2 million gain recorded from the sale of real estate not used in operations as well as an increase in environmental reserves of $0.7 million on other non-operational real estate assets.

Provision for Income Taxes

Income tax expense was $10.2 million for the three months ended September 30, 2006, compared to $9.8 million for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 was 34.1% as compared to 33.4% for the third quarter of 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

Revenue

Total revenue increased $110.1 million or 42%, to $373.5 million for the nine months ended September 30, 2006 compared to $263.4 million for the nine months ended September 30, 2005. Our premium connection revenue increased $53.5 million, or 31%, to $226.8 million for the nine months ended September 30, 2006 compared to $173.3 million for the prior year period. This increase was primarily the result of higher demand for our products worldwide, including a large amount of pipe purchased by us for threading and resale in certain international markets and in North America due to higher levels of deep formation drilling activity. Pressure control revenue increased $56.6 million, or 63%, to $146.7 million for the nine months ended September 30, 2006 compared to $90.1 million for the same period in 2005. Pressure control capital equipment revenue increased 114% primarily due to improved industry fundamentals resulting in increased drilling activity and higher levels of new and refurbished rig construction increased demand for the type of equipment we manufacture. Approximately 71% of the revenue increase was for projects, which generally involve over $1 million in revenue and require over six months to complete, and are accounted for on a percentage-of-completion basis. Aftermarket pressure control revenue increased 26% primarily due to higher worldwide offshore and U.S. total rig counts, resulting in increases in the consumption of spare parts in the drilling process.

Gross Profit

Gross profit increased $33.0 million to $150.2 million for the nine months ended September 30, 2006 compared to $117.2 million for the prior year period. Gross profit for our premium connection segment increased 23% over the nine months ended September 30, 2005 due primarily to higher demand for our products worldwide which led to higher plant utilization and higher pricing levels in select markets. Gross profit for our pressure control segment increased 37% from the prior year due primarily to higher plant production volumes, as a result of progress made on pressure control capital equipment projects, and higher demand and prices for aftermarket products.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2006 were $53.4 million compared to $42.9 million for the prior year period. The increase over the prior year period was primarily due to the inclusion of stock option expense resulting from the adoption of FAS 123(R) (see further discussion of SFAS 123(R) under Recent Accounting Pronouncements) and other stock-based compensation, higher engineering expenses to support increased levels of capital equipment sales and product testing, as well as higher agent commissions associated with higher international sales. As a percentage of revenue, selling, general, and administrative expenses were 14% for the nine months ended September 30, 2006 compared to 16% for the prior year period.

Operating Income

Operating income increased $22.5 million to $96.8 million for the nine months ended September 30, 2006 compared to $74.3 million for the same period in 2005. Operating income for our premium connection segment increased $13.5 million to $74.8 million for the nine months ended September 30, 2006 from $61.3 million for the same period in 2005. Operating income for our pressure control segment increased $12.5 million to $38.5 million for the nine months ended September 30, 2006 compared to $26.0 million for the same period in 2005. Corporate and administrative expenses were $16.4 million for the first nine months of 2006 compared to $13.0 million for the prior year period.

Other Income and Expense

Other expense for the nine months ended September 30, 2006 was $0.3 million compared to other income of $1.1 million for the nine months ended September 30, 2005. The 2005 period included a $2.2 million gain recorded from the sale of real estate not used in operations as well as an increase in environmental reserves of $0.7 million on non-operational real estate assets.

Provision for Income Taxes

Income tax expense was $34.8 million for the nine months ended September 30, 2006, compared to $26.0 million for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 was 34.0% as compared to 33.4% for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, fund new product development, provide additional working capital and to fund the repurchase of a portion of our common stock as discussed below. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $189.0 million at September 30, 2006. At September 30, 2006, we had no outstanding debt and $12.3 million of outstanding letters of credit which were comprised primarily of performance bonds related to customer orders in our backlog.

In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. At September 30, 2006, the Company had repurchased the full amount authorized. A total of 1,544,757 shares were repurchased for an aggregate price of approximately $100.0 million, including the repurchase of 1,191,432 shares during the third quarter of 2006 for an aggregate price of approximately $75.0 million. All of the shares repurchased pursuant to the Board authorization through September 30, 2006, are held as treasury stock.

On November 9, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Subject to market considerations, the Company may repurchase additional shares in the open market or in privately negotiated transactions based on its ongoing capital requirements, expected cash flows and regulatory restraints. Repurchases are expected to be funded with current cash, cash equivalents and short-term investments. Repurchases may be suspended at any time.

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

Operating Activities

For the nine months ended September 30, 2006, cash provided by operating activities was $124.5 million which primarily resulted from earnings and contractual cash payments of approximately $80.3 million received from customers on long-term capital equipment projects, which were partially offset by increases in inventories. For the nine months ended September 30, 2005, cash provided by operating activities was $54.3 million primarily due to earnings and contractual cash payments received on long-term capital equipment projects, which was partially offset by higher working capital requirements which included increases in inventories of approximately $19.1 million driven by higher demand in both of our segments.

Investing Activities

Net cash provided by investing activities was $83.8 million for the nine months ended September 30, 2006 compared to net cash used of $54.0 million for the nine months ended September 30, 2005. Cash provided by investing activities for the first nine months of 2006 was primarily from net proceeds from marketable securities (both held-to-maturity and available-for-sale investments) of $107.2 million which was slightly offset by capital spending of $22.2 million. The investment of cash in 2005 included $40.0 million for net investments in marketable securities, capital spending of $10.7 million and the purchase of a pressure control product line for $3.6 million.

Capital spending for the nine months ended September 30, 2006 of $22.2 million included $11.6 million for our premium connection segment, $9.0 million for our pressure control segment and $1.6 million for general corporate purposes. These expenditures were primarily for capacity additions at our pressure control plant in Houston, building a new facility for our premium connection manufacturing operations in Scotland, expansion of our premium connection manufacturing capacity in Mexico and equipment for our new pressure control manufacturing plant in Mexico. Capital spending for the nine months ended September 30, 2005 of $10.7 million included $8.9 million for our premium connection segment and $1.5 million for our pressure control segment, in both cases primarily to support manufacturing operations, and $0.3 million for general corporate purposes.

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

Financing Activities

Net cash used in financing activities was $93.7 million for the nine months ended September 30, 2006 which is primarily due to the payment of $100.0 million for the repurchase of shares of the Company’s common stock which was slightly offset by $4.0 million in net proceeds from the exercise of stock options and $2.1 million of excess tax benefits from stock-based compensation. Net cash provided by financing activities for the nine months ended September 30, 2005 was $6.5 million, the majority of which was due to net proceeds from the exercise of stock options.

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

Letters of Credit

The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. At September 30, 2006, there was approximately $12.3 million outstanding in letters of credit, which included $8.5 million of performance bonds related to customer orders in our backlog. In addition, the Company has agreed to guarantee half of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity of which we own 50%, up to a maximum of approximately $3.0 million by issuing irrevocable standby letters of credit. As of September 30, 2006, the total amount of borrowings of the joint venture was approximately $4.1 million, of which approximately $2.1 million was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Backlog

The pressure control capital equipment backlog, which includes long-term projects and other capital equipment orders, was $289.2 million at September 30, 2006, $156.7 million at December 31, 2005 and $61.2 million at September 30, 2005. The increase in the backlog, which began during the fourth quarter of 2005 and has continued to increase in each of the quarters since, was the result of new long-term capital equipment project orders received, which are attributable to a significant rise in new rig construction and refurbishment worldwide.

The backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders and the majority of such orders are cancelable at will by the purchaser without penalty.

We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. We expect to recognize revenue from orders in our backlog at September 30, 2006 over the next three years. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer.

Subsequent to September 30, 2006, the Company received purchase orders for an additional $154 million of deepwater blowout prevention systems, which will be included in the backlog for the fourth quarter.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. See also Note 2, Stock-Based Compensation, in the Notes to the Unaudited Financial Statements in this Form 10-Q. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. The estimates in the areas we consider to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates” in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year, however, this provision is not effective for companies until fiscal years ending after December 15, 2008. The Company has a defined benefit pension plan covering substantially all of its U.S. employees. Effective December 31, 2001, this plan was frozen and no additional benefits have been accrued under this plan since that date. We are currently assessing the impact of SFAS 158 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not anticipate the adoption to have a material effect on the Company’s previously issued financial statements.

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

Part I, Item 4: Controls and Procedures

Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2006 and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Recent declines in the U.S. natural gas price during 2006 may reduce the level of drilling in the U.S. for natural gas, and coupled with high inventory levels of our premium connections held by end-users and distributors, could decrease the demand for our products. About 90% of our premium connection revenue in the U.S. is for wells drilling for natural gas. A decline in number of these wells being drilled, due to low commodity prices, would reduce demand for our premium connections in the U.S.

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

A number of steel mills, especially internationally, are integrated steel producers, who both produce and thread steel tubulars. There are also some steel mills which market their own premium connections in North America. Accordingly, some of the steel mills that supply the plain-end pipe that we thread also compete with our premium connections. Due to the current tight supply of steel and steel tubulars and low levels of inventory of tubular goods for oil and gas applications in the industry generally, integrated producers may attempt to require that all or a greater portion of the pipe they produce bear their premium connections or change distribution channels or methods in a way that is adverse to us. Integrated steel producers also have more pricing flexibility for premium connections since they control the production of both the steel tubulars to which the connections are applied, as well as the premium connections. This inherent pricing and supply control puts us at a competitive disadvantage, and we could lose business to integrated steel producers even if plain end pipe is available and we may have a better product. The acquisition of U.S. tubular steel manufacturing capacity by a foreign integrated steel mill could result in a loss of market share for Hydril. In addition, other domestic and foreign steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connection business and compete with us.

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

Our ability to operate profitably and expand our operations depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers in the Houston area is currently high and the supply is limited, particularly in the case of skilled and experienced engineers and machinists. Because of the cyclical nature of our industry, many qualified workers choose to work in other industries where they believe lay-offs as a result of cyclical downturns are less likely. As a result, our growth may be limited by the scarcity of skilled labor. Even if we are able to attract and retain employees, the intense competition for them, especially when our industry is in the top of its cycle, may increase our compensation costs. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay, or both. If our compensation costs increase or we cannot attract and retain skilled labor, the immediate effect on us would be a reduction in our profits and the extended effect would be diminishment of our production capacity and profitability and impairment of any growth potential. We have recently experienced tightening in the relevant labor markets, and if that trend continues, it may have an adverse affect on our results of operations and potential for growth.

Our quarterly sales and earnings may vary significantly, which could cause our stock price to fluctuate.

Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the levels of inventories of our products held by our end-users and our distributors, which has grown in some areas during 2006;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations, such as Hurricanes Katrina, Rita and Stan in 2005, which disrupted operations at our Gulf Coast facilities, in particular at our Westwego, Louisiana facility, as well as the operations of our customers in the region;

•	changes in commodity prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	pipe costs and their impact on contract prices and the level of our sales that include the pipe, which bears a low margin and can vary widely from quarter to quarter

•	delays in the delivery or other limitations on the availability of plain-end pipe from steel mills for threading by us for our customers;

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets; and

•	delays in the delivery of finished products to customers due to limitations on the availability of marine transportation, particularly internationally.

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

Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party. In addition, antidumping and countervailing duty orders may be revoked as a result of periodic “sunset reviews”. Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Antidumping duty orders currently cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order currently covers imports from Italy. Some of the foreign steel mills whose sales in the U.S. are currently constrained by these orders and duties have their own premium connection products and are significant competitors of ours, particularly outside of the U.S. where they are not subject to such orders. In addition, these steel mills have the benefit of the competitive advantages discussed above under “We may lose premium connection business to international and domestic competitors who produce their own pipe, as well as other new entrants or lose business due to limitations on the availability of pipe for threading.” On June 1, 2006, the International Trade Commission (“ITC”) initiated five-year sunset reviews concerning the countervailing duty order on oil country tubular goods from Italy and the antidumping orders on oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico. On September 5, 2006, the ITC decided to conduct full sunset reviews of these orders, and as such, the review process is expected to be completed by June 2007. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition in the U.S. from imports that could reduce our sales and market share or force us to lower prices. Tubulars produced by domestic steel mills and threaded by us may not be able to economically compete with tubulars manufactured and threaded at steel mills outside the U.S.

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

We cannot assure you that the current distribution system for premium connections will continue. For example, products may in the future be sold directly by tubular manufacturers to end-users or through other distribution channels such as the internet. If channels or methods of distribution change, many of our competitors may be better positioned to take advantage of those changes than we are.

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

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table details our repurchases of shares of our common stock for the three months ended September 30, 2006:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2006	109,336	(1)	$73.17	109,336	$67 million	(2)
August 1 - 31, 2006	372,575	(1)	$69.78	372,575	$41 million	(2)
September 1 - 30, 2006	709,521	(1)	$57.79	709,521	—
Total	1,191,432	(1)	$62.95	1,191,432

(1)	During the quarter ended September 2006, the Company repurchased a total of 1,191,432 shares at an average price, including commission, of $62.95 per share, pursuant to the repurchase authorization of the Board of Directors discussed below in footnote (2).
(2)	On March 7, 2006, the Company announced that the Board of Directors had authorized the repurchase of up to $100 million of the Company’s common stock over a twelve month period. At September 30, 2006, the Company had repurchased the full amount authorized.

On November 9, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Subject to market considerations, the Company may repurchase additional shares in the open market or in privately negotiated transactions based on its ongoing capital requirements, expected cash flows and regulatory restraints. Repurchases are expected to be funded with current cash, cash equivalents and short-term investments. Repurchases may be suspended at any time.

Part II, Item 6: Exhibits

Exhibits:
31.1–	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2–	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1–	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2–	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: November 9, 2006	By:	/s/ Chris D. North
Chris D. North
Chief Financial Officer
(Authorized officer and principal accounting and financial officer)