Form 10-K
period 2006-12-31
HYDRIL CO
filed 2007-03-01
CIK 1116030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number: 000-31579
HYDRIL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	95-2777268
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3300 NORTH SAM HOUSTON PARKWAY EAST HOUSTON, TX	77032-3411
(Address of principal executive offices)	(Zip Code)
(281) 449-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of each exchange on which Registered:
Common Stock, par value $.50 per share Rights to Purchase Preferred Stock	Nasdaq Global Select Market
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
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,592,434,047 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The class B common stock is not publicly traded. For the purposes of the foregoing determination, the value of each share of class B common stock was assumed to be equal to the value of a share of common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 15, 2007.

Class	Outstanding at February 15, 2007

Common Stock, $.50 par value per share Class B common stock outstanding	18,222,343 shares 2,928,332 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this report are incorporated by reference from the proxy statement for the 2007 annual meeting of stockholders (or will be provided by an amendment to this report if such proxy statement is not filed within 120 days of December 31, 2006).

HYDRIL COMPANY
Form 10-K
For the Year Ended December 31, 2006
Index

* * *
Cautionary Statement Regarding Forward-Looking Information
     This annual report contains forward-looking statements. These statements relate to future events or our future financial performance, including our business strategy and product development plans, as well as our proposed merger with a subsidiary of Tenaris S.A. These statements involve known and unknown risks, uncertainties and assumptions including, but not limited to:
•	the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products,

•	the risks associated with fixed-price contracts,

•	the loss of distribution or change to distribution channels or methods or inventory practices for premium connections in the U.S. and Canada,

•	competition from steel mills,

•	limitations on the availability of pipe for threading,

•	the impact of imports of tubular goods and of international and domestic trade laws,

•	factors that could cause our results to vary significantly from quarter to quarter,

•	the consolidation of end-users,

•	intense competition in our industry,

•	the risks associated with international operations,

•	the ability to attract and retain skilled labor,

•	Hydril’s ability to successfully develop new technologies and products and maintain and increase its market share,

•	failure to obtain stockholder approval or the failure to satisfy other closing conditions, including regulatory approvals, with respect to the proposed merger with Tenaris,

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement or to delays in the consummation of the merger,

•	the failure of the proposed merger to close for any other reason,

•	the amount of the costs, fees, expenses and charges relating to the merger,

•	uncertainty concerning the effects of the pending merger transaction, and

•	the retention of Hydril customers and personnel pending the merger transaction.
     Please read “ITEM 1A RISK FACTORS” for more information about many of these risks and uncertainties. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.
     These statements are only projections based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I
ITEM 1–BUSINESS
     Hydril is engaged worldwide in engineering, manufacturing and marketing premium connection and pressure control products used for oil and gas drilling and production. Our premium connections are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deep-formation, deepwater and horizontal or extended-reach wells. Our pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance of oil and gas wells in the same environments. We also provide aftermarket replacement parts, repair and field services for our installed base of pressure control equipment. These products and services are required on a recurring basis because of the impact on original equipment of the extreme conditions in which pressure control products are used.
     Hydril entered into an Agreement and Plan of Merger with Tenaris S.A. and Hokkaido Acquisition, Inc., an indirect wholly-owned subsidiary of Tenaris (“Merger Sub”), effective February 11, 2007. The merger agreement contemplates that Merger Sub will be merged with and into Hydril and Hydril will become an indirect wholly owned subsidiary of Tenaris. Pursuant to the merger, each outstanding share of Hydril common stock and of Hydril class B common stock will be converted into the right to receive $97.00 per share in cash. The merger is subject to the receipt of clearance from U.S. antitrust authorities, majority approval of Hydril’s stockholders and other customary conditions. The merger is not conditioned on financing and is expected to close in the second quarter of 2007. Certain of our stockholders have agreed to vote specified Hydril shares owned by them, representing approximately 22% of the combined voting rights, in favor of the merger.
     Hydril was founded in 1933 and reincorporated under the laws of the state of Delaware in 1972. In October 2000, we completed an initial public offering. Our common stock is traded on the Nasdaq Global Select Market under the symbol “HYDL”. Hydril’s website address is www.hydril.com. Hydril’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge through Hydril’s website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on Hydril’s website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.
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
     The level of worldwide drilling activity, in particular, the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling offshore generally drive sales of premium connection products, although the rate of consumption varies widely among markets based on specific geological formations, customer history and preference, and available alternatives. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for our aftermarket replacement parts, repair and field services is driven primarily by the level of worldwide offshore drilling activity as well as the U.S. land rig count.
     During 2006 crude oil prices continued their upward trend which began in 2003. Average 2006 U.S. crude oil prices increased 17% from the 2005 average, while average natural gas prices declined 21% from the 2005 average, after rising in each of the past two years. This decrease in average natural gas prices in 2006 was the result of higher levels of natural gas storage, compared to historical levels, due to lower consumption during a warmer than normal winter in the U.S. Despite lower U.S. natural gas prices, drilling activity in the United States rose throughout the year. In addition, operators of rigs drilling for natural gas in the U.S., especially those drilling to deep target depths that drive our business, generally did not curtail drilling notwithstanding the decrease in natural gas prices. The U.S. land rig count ended 2006 at 1,626 which was 17% above the year-ended 2005 and the average U.S. land rig count for 2006 was up 21% over the average for 2005. The average U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet) was 212 for 2006, an increase of 14% from the 2005 average. Internationally, drilling activity overall also increased, although not to the same extent as domestic levels. The international rig count (see “Market for Premium Connections” below for description of calculation) averaged 925 for 2006, up 2% from the average for 2005. The worldwide offshore rigs under contract averaged 593 for 2006 up 4% from the 2005 average.
     As a result of rising land rig counts in the United States, and in particular the increase in the deep formation rig count, demand for our premium connections in the U.S. increased in 2006. The higher demand was reflected in higher consumption of our products by our customers and end-users. These improvements more than offset the effect of a decrease in the number of rigs drilling in the Gulf of Mexico.
     We have a greater presence in some international markets than others. As a result, the success of our premium connections business internationally is particularly influenced by the level of drilling activities in certain locations that use our products. For 2006, demand in most of our key international markets was better than indicated by the increase in the overall international rig count.
     Our pressure control aftermarket revenue is influenced by the level of drilling activity throughout the world as measured by the U.S land rig count and the worldwide offshore rigs under contract, both of which were up on average during 2006. As a result, our customers purchased a higher level of spare parts and repair services during 2006 as compared to 2005.
     Finally, demand for new rig construction and refurbishment worldwide continued rising significantly during 2006, as was also the case in 2005, after four previous years of weakness. Since late in 2003, commodity prices have steadily increased, driving increased levels of drilling and exploration worldwide. Consequently, utilization of the drilling rigs of major drilling contractors has risen significantly, supporting increases in the rates charged to their customers and longer duration contracts with their customers. As a result, the profitability of the major drilling contractors has improved over the past three years which has led them to place orders for the construction of new rigs and the refurbishment of existing rigs. This increase in demand resulted in our receipt of a significant amount of new capital equipment orders during 2006 and raising our capital equipment backlog to $508.4 million at December 31, 2006 compared to $156.7 million at year-end of 2005.

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
     In North America, the primary indicators of the premium connection market are the number of rigs drilling to greater than 15,000 feet and the number of rigs drilling in the Gulf of Mexico. Internationally, while the total international rig count is a general indicator of the premium connection market, spending on exploration and production is typically spread unevenly between various regions and can be subject to significant volatility. There are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in particular countries or regions. In addition, our international presence is concentrated in particular geographic regions which may not always correspond to where drilling activity is heaviest. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count. See “ITEM 1A–RISK FACTORS: A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.”
     The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for each of the years 2002 through 2006:

		Average Gulf
	Average United	Of Mexico
	States Rig Count Over	Rigs Under	Average International
	15,000 ft (1)	Contract (2)	Rig Count (3)
Year	Number of Rigs	Number of Rigs	Number of Rigs
2002	128	127	732
2003	143	124	771
2004	170	118	836
2005	186	130	908
2006	212	125	925

(1)	Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.

(3)	Average rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for China, Canada, the former Soviet Union, and the United States as well as Sudan and Iran as of January 1st 2006.
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
     Demand for pressure control capital equipment depends on the level of construction of new offshore drilling rigs and the replacement and upgrading of equipment for existing offshore drilling rigs. In 2006 the rig equipment market experienced strong growth driven by an upturn in drilling rig utilization. The last offshore rig construction up cycle, which peaked in 1998, ended in 1999.
     As a result of the high level of wear and tear during operation, pressure control equipment requires frequent maintenance and repair (including replacement parts), and technical support services. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore rigs under contract drilling activity as well as the U.S. land rig count. Since 2000, demand for our aftermarket replacement parts and services has increased as a result of an overall increase in the U.S. and worldwide offshore rig counts. The following tables show the average worldwide offshore rigs under contract and the average U.S. land rig count for each of the years 2002 through 2006:

	Average Worldwide Offshore	Average United States Land Rig
	Rigs Under Contract (1)	Count (2)
Year	Number of Rigs	Number of Rigs
2002	530	717
2003	527	924
2004	538	1,095
2005	568	1,290
2006	593	1,559

(1)	Average worldwide offshore rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.

(2)	Average United States land rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.
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
     To meet customer needs, we provide a full line of premium connection products and accessories, including connections for pipe of nonstandard size or weight. Our various premium connection products exhibit various high performance characteristics, such as:
•	Pressure tight sealing. Our metal-to-metal pressure tight sealing is designed to prevent both gas and fluid leakage, a critical factor in the case of extreme pressure and environmentally sensitive drilling.

•	Tension resistance. Our premium integral thread designs have high tension strength, which supports the weight of numerous sections of pipe strung together in deep wells.

•	Torque capability. Our premium thread connection, in particular our proprietary Wedge Thread™ connection, is designed to have torque capability that approaches pipe body strength in casing applications and surpasses it in most drill pipe and tubing applications. This design prevents connection damage due to overtorque, facilitates easier assembly and disassembly and reduces wear and tear from recurring service to the pipe.

•	Clearance. Our integral connections are machined directly onto the pipe, forming a smooth connection with little or no increase in diameter of the pipe. Coupled connections, on the other hand, use a bulkier third pipe, or coupling, to make a connection, resulting in less clearance inside the well. This integral quality is particularly important in deep drilling where well diameters become increasingly narrow because multiple strings of casing, production tubing, or drill pipe are utilized in one well.

•	Compression and bending flexibility. Our premium threads are designed to permit greater compression and bending of pipe strings than standard connections, which is particularly important in horizontal and extended-reach wells.

•	Corrosion resistance. Our unique manufacturing processes and designs reduce the propensity for galling, especially when applied to corrosion resistant materials, and extend the useful life of the connections and drill string. Our corrosion barrier ring, when used on plastic coated tubing connections, provides the entire tubing string with continuous internal protection from corrosive well bore fluids and also extends the useful life of the connections and tubing string.
•	Uniformity and compatibility. Our connections are manufactured worldwide with the same design, high tolerance specifications, and centrally manufactured tools and gauges, which enhances product uniformity and compatibility.
     We offer our customers technical services related to casing and tubing string design. Computer well design software is utilized in the design and specification of the tubulars and the thread connections. In addition, we offer highly-trained field service technicians to assist our customers worldwide. We have 38 licensed repair facilities worldwide to support our premium connection business.
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
     See “ITEM 1A–RISK FACTORS: If we do not develop new technologies and products that are commercially successful, our revenue may decline or we may be required to write-off any capitalized investment” and “Limitations on our ability to protect our intellectual property rights could cause a loss in revenue and any competitive advantage we hold.”
Our Customers, End-Users and Distribution
     The end-users of our products, who are not always our direct customers, are primarily international and domestic independent, major and state-owned oil and gas companies and drilling contractors. During 2006, we sold products and services to approximately 1,068 customers of which none accounted for more than 10% of our consolidated revenue. See “ITEM 1A–RISK FACTORS: Consolidation or loss of end-users of our products could adversely affect demand for our products and services and reduce our revenue.”
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
     In 2006, our nine distributors accounted for 70% of our premium connection sales in the United States and Canada. In the United States, over the past ten years, there has been significant consolidation of tubular distributors, resulting in fewer distribution alternatives for our products. If methods of distribution change, many of our competitors may be better positioned than us to take advantage of those changes. See “ITEM 1A–RISK FACTORS: We rely on a few distributors for sales of our premium connections in the United States and Canada; a loss of one or more of our distributors or a change in the method of distribution could adversely affect our ability to sell our products.”
     Outside of the United States and Canada, where we have generated about 63% of our premium connection revenue over the past three years, our methods of distribution are more varied. We primarily sell our premium connections directly to exploration and production company operators, threading tubulars owned by customers or purchased by us for threading and resale. We also thread tubulars held by the steel producer and the producer sells the completed product to an end-user or distributor. Our premium connection products are sold for use in more than 50 countries by international customers and our United States customers operating abroad.
     In 2006, our two largest premium connection customers worldwide accounted for 16% and 14% of segment sales and our ten largest premium connection customers accounted for 65% of total segment sales.
     Our premium connection sales staff is managed from Houston, Texas and from Aberdeen, Scotland, and is located in 16 offices in Canada, Malaysia, Mexico, Nigeria, Singapore, the United Arab Emirates, the United Kingdom, the United States and Venezuela. We use manufacturer representatives in 58 countries worldwide.
     Pressure Control Products. Pressure control products are sold primarily to drilling contractors, both domestically and internationally, although we market some of our pressure control products to exploration and production company operators. Certain lines of our pressure control equipment are also sold to ship yards, rig manufacturers and integrators of equipment. Aftermarket replacement parts, repairs and field services are provided to both drilling contractors and companies that rent pressure control equipment. In 2006, our two largest pressure control customers accounted for 15% and 10%, respectively, of segment sales. Our ten largest customers in our pressure control segment in 2006 accounted for 60% of segment sales.
     We market our pressure control products through our direct sales force, distributors and authorized representatives. Our pressure control products are sold for use in more than 85 countries. Our pressure control sales staff is managed from Houston and is located in 9 offices in Canada, Mexico, Singapore, the United Arab Emirates, the United Kingdom and the United States. We use manufacturer representatives in 60 countries worldwide.
Our Competitors
     Our products are sold in highly competitive markets. See “ITEM 1A–RISK FACTORS: Intense competition in our industry could result in reduced profitability and loss of market share for us.”
     Premium Connection Products. In the premium connection market, domestically we compete with the Atlas Bradford product line of the Tubular Technology and Services segment of Grant Prideco, the Hunting Interlock product line of Hunting, and the VAM product line joint venture of Vallourec & Mannesmann and Sumitomo Metals, as well as numerous other independent threaders and steel mills. Internationally, we also compete with some of our domestic competitors and with Tenaris, Vallourec & Mannesmann, Sumitomo Metals and JFE Steel, each of which is vertically integrated through the ownership of steel mills. Integrated steel mills can apply threaded connections to tubulars they produce, which gives these competitors supply and pricing advantages over companies such as ours, which apply threaded connections to tubulars produced by others. Other steel producers who do not currently manufacture premium connections may begin doing so in the future. If domestic or other foreign steel mills begin providing premium threaded tubular goods directly to distributors or end-users, they would have a competitive advantage over us. See “ITEM 1A–RISK FACTORS: The level and pricing of tubular goods imported into the United States and Canada could adversely affect demand for our products and our results of operations” and “We may lose premium connection business to international and domestic competitors who produce their own pipe, as well as other new entrants or lose business due to limitations on the availability of pipe for threading.”
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
Our Employees
     As of January 31, 2007, we had a total of approximately 1,800 full-time and full-time equivalent employees. Approximately 700 of those employees were employed by our international subsidiaries and are located outside the United States.
     We are a party to collective bargaining agreements which apply to approximately 90 employees located in Veracruz, Mexico and approximately 50 employees in Warri, Nigeria. These agreements are subject to annual review.
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
     Because we use hazardous substances in and generate waste from our manufacturing operations, we may be responsible for remediating hazardous substances at our properties or at third party sites to which we sent waste for disposal. In addition, we currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for industrial purposes, including manufacturing.

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
     We have been identified as a potentially responsible party (“PRP”) under state law analogous to CERCLA with respect to a waste disposal site near Houston, Texas. Based on the number of other PRPs, the information available about the volumes of waste each PRP sent to the site, the total estimated site cleanup costs and our estimated share of such costs, we do not expect this matter to have a material adverse effect on our financial condition or results of operation. We also have in the past been identified as a PRP at other CERCLA or state cleanup sites. In each case, we have resolved our liability without incurring material costs.
     Although we believe that we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future. Moreover, it is possible that implementation of stricter environmental laws, regulations and enforcement policies could result in additional, currently unquantifiable costs or liabilities to us.
International and Other Matters
     In 2006, approximately 72% of our total revenue was derived from equipment or services ultimately provided or delivered to end-users outside the United States, and approximately 40% of our revenue was derived from products which were produced and used outside of the United States. See “ITEM 1A–RISK FACTORS: Our international operations may experience severe interruptions due to political, economic and other risks.”
     See Note 16 in the Consolidated Financial Statements in Item 8 for segment and geographic information.

ITEM 1A–RISK FACTORS
     You should consider carefully the following risk factors and all other information contained in this report. Any of the following risks could impair our business, financial condition and operating results.
Risks Associated with Pending Merger Transaction with Tenaris
     Failure to complete the merger could negatively impact the market price of Hydril common stock.
     If the merger is not completed for any reason, Hydril will be subject to a number of material risks, including the following:
•	the market price of Hydril’s common stock may decline to the extent that the current market price of its shares reflects a market assumption that the merger will be completed;

•	unless the failure to complete the merger is a result of a breach by Tenaris or Merger Sub, costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, a termination fee of $77 million and reimbursement of expenses up to $5 million, must be paid by Hydril even if the merger is not completed; and

•	the diversion of management’s attention from the day-to-day business of Hydril and the potential disruption to its employees and its relationships with customers, suppliers, distributors and business partners during the period before the completion of the merger may make it difficult for Hydril to regain its financial and market positions if the merger does not occur.
     If the merger is not approved by Hydril’s stockholders at the special meeting, Hydril, Tenaris and Merger Sub will not be permitted under Delaware law to complete the merger and each of Hydril, Tenaris and Merger Sub will have the right to terminate the merger agreement.
     Further, if the merger is terminated and our board of directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed merger.
     Until the merger is completed or the merger agreement is terminated, under certain circumstances, Hydril may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement.
     Unless and until the merger agreement is terminated, subject to specified exceptions, Hydril is restricted from initiating, soliciting or knowingly encouraging, participating in discussions or negotiations, providing non-public information or facilitating knowingly any inquiries or the making of any proposals or offer that constitutes, or could reasonably be expected to lead to a proposal or offer for an alternative transaction with any person or entity other than Tenaris. Subject to specified conditions, including the requirement that Hydril not be in material breach of these non-solicitation provisions, the Hydril board may authorize a superior proposal; in that event, Hydril is required to pay Tenaris a termination fee of $77 million and reimburse Tenaris for expenses up to a maximum amount of $5 million. As a result of these restrictions, Hydril may not be able to enter into an alternative transaction at a more favorable price, if at all, without incurring potentially significant liability to Tenaris.

     Uncertainties associated with the merger may cause Hydril to lose employees and key personnel and customers and business partners.
     Our current and prospective employees may be uncertain about their future roles and relationships with Hydril following the completion of the merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel and employees.
     Our customers and business partners may not be as willing to continue business with us on the same or similar terms pending the completion of the merger, which would materially and adversely affect our business and results of operations.
Risks Associated With Our Business
     A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.
     Demand for our products and services is substantially dependent on the level of capital expenditures by the oil and gas industry for the exploration for and development of crude oil and natural gas reserves. In particular, demand for our premium connections and our aftermarket pressure control products and services is driven by the level of worldwide drilling activity, especially drilling in harsh environments. A substantial or extended decline in drilling activity will adversely affect the demand for our products and services. Declines in the U.S. natural gas price during 2006 and early 2007 may reduce the level of drilling in the U.S. for natural gas which could decrease the demand for our products. About 92% of our premium connection revenue in the U.S. is for wells drilling for natural gas. A decline in number of these wells being drilled, due to low commodity prices, would reduce demand for our premium connections in the U.S.
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
     We may lose money on fixed-price contracts, which currently constitute a significant part of our business, and such contracts could cause our quarterly revenue and earnings to fluctuate significantly.
     Almost all of our pressure control projects, including all of our larger engineered subsea control systems projects, are performed on a fixed-price basis. This means that we are responsible for all cost overruns, other than any resulting from customer requested change orders. Our costs and any gross profit realized on our fixed-price contracts could vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:
•	changes in cost, estimates or expected production time;

•	schedule delays caused by third party suppliers and subcontractors;

•	unanticipated cost escalations from the time the order is received to the time of delivery, which can be up to three years later;

•	engineering design changes; and

•	unexpected changes in the availability and cost of labor and raw materials and purchased components.
     The variations and the risks inherent in engineered subsea control systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. Our significant losses in 1997 through 1999 on fixed-price contracts to provide pressure control equipment and subsea control systems for pressure control equipment are an example of the problems we can experience with fixed-price contracts. Our backlog of pressure control capital equipment has increased significantly over the past twelve months and consists mainly of fixed-price projects to be shipped over the next three years. Accordingly, the magnitude of our exposure to possible losses on fixed-price contracts has increased along with the increase in the backlog.
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
     A number of steel mills, especially internationally, are integrated steel producers, who both produce and thread steel tubulars. There are also some steel mills which market their own premium connections in North America. Accordingly, some of the steel mills that supply the plain-end pipe that we thread also compete with our premium connections. Due to the tight supply of steel and steel tubulars experienced recently, integrated producers may attempt to require that all or a greater portion of the pipe they produce bear their premium connections or change distribution channels or methods in a way that is adverse to us. Integrated steel producers also have more pricing flexibility for premium connections since they control the production of both the steel tubulars to which the connections are applied, as well as the premium connections. This inherent pricing and supply control puts us at a competitive disadvantage, and we could lose business to integrated steel producers even if plain end pipe is available and we may have a better product. The acquisition of U.S. tubular steel manufacturing capacity by a foreign integrated steel mill could result in a loss of market share for Hydril. In addition, other domestic and foreign steel producers who do not currently manufacture tubulars with premium connections may in the future enter the premium connection business and compete with us.
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
     We are subject to the usual risks associated with having a limited number of customers and end-users. The end-users of our products, who are not always our direct customers, are primarily international and domestic independent, major and state-owned oil and gas companies and drilling contractors. During 2006, we sold products and services to approximately 1,068 customers. In 2006, our two largest direct premium connection customers accounted for 16% and 14% of segment sales, and our ten largest direct premium connection customers accounted for 65% of total segment sales. In 2006, our two largest direct pressure control customers accounted for 15% and 10% of segment sales and our ten largest direct pressure control customers accounted for 60% of segment sales.

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
     Fluctuations in quarterly revenue and earnings could adversely affect the trading price of our common stock. Our quarterly revenue and earnings may vary significantly from quarter to quarter depending upon:
•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the levels of premium connection inventories of our products held by our end-users and our distributors;

•	the mix of our products sold and the margins on those products;

•	new products offered and sold by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations, such as Hurricanes Katrina, Rita and Stan in 2005, which disrupted operations at our Gulf Coast facilities, in particular at our Westwego, Louisiana facility, as well as the operations of our customers in the region;

•	changes in commodity prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	pipe costs and their impact on contract prices and the level of our sales that include the pipe, which bears a low margin and can vary widely from quarter to quarter;

•	delays in the delivery or other limitations on the availability of plain-end pipe from steel mills for threading by us for our customers;

•	the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets; and

•	delays in the delivery of finished products to customers due to limitations on the availability of marine transportation, particularly internationally.
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
     Duty orders may be modified or revoked as a result of administrative reviews conducted at the request of a foreign producer or other party. In addition, antidumping and countervailing duty orders may be revoked as a result of periodic “sunset reviews”. Under the sunset review procedure, an order must be revoked after five years unless the United States Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Antidumping duty orders currently cover imports of tubulars from Argentina, Italy, Japan, Korea and Mexico, and, until recently, a countervailing duty order covered imports from Italy. Some of the foreign steel mills whose sales in the U.S. are currently constrained by these orders and duties have their own premium connection products and are significant competitors of ours, particularly outside of the U.S. where they are not subject to such orders. In addition, these steel mills have the benefit of the competitive advantages discussed above under “We may lose premium connection business to international and domestic competitors who produce their own pipe, as well as other new entrants or lose business due to limitations on the availability of pipe for threading.” On June 1, 2006, the International Trade Commission (“ITC”) initiated five-year sunset reviews concerning the countervailing duty order on oil country tubular goods from Italy and the antidumping orders on oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico. On December 26, 2006, the Department of Commerce announced that it was revoking the countervailing duty order on oil country tubular goods from Italy and subsequently terminated the five-year sunset review for that product. The sunset reviews of the antidumping orders on oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico remain in place and are expected to be completed by June 2007. The revocation of the Italian countervailing duty order and any revocation in full or in part of the anti-dumping orders or lowering of duty rates thereunder will expose us to increased competition in the U.S. from imports that could reduce our sales and market share or force us to lower prices.

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
     There are a limited number of distributors who buy steel tubulars, contract with us to thread the tubulars and sell completed tubulars with our premium connections. In 2006, our nine distributors accounted for 70% of our premium connection sales in the United States and Canada.
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
     In 2006, approximately 72% of our total revenue was derived from services or equipment ultimately provided or delivered to end-users outside the United States, and approximately 40% of our revenue was derived from products which were produced and used outside of the United States. We are, therefore, significantly exposed to the risks customarily attendant to international operations and investments in foreign countries. These risks include:
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
     Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our Chairman of the Board, President and Chief Executive Officer, Charles E. Jones, our Executive Vice President and Chief Operating Officer, Neil G. Russell, our Senior Vice President-Premium Connections and Senior Vice President-Business Development, Chuck Chauviere, our Vice President-Pressure Control, Chris D. North, our Vice President of Finance and Chief Financial Officer and Michael D. Danford our Vice President-Human Resources. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.
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
     Our business is affected by changes in public policy, federal, state and local laws and regulations relating to the energy industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect our operations by limiting available drilling and other opportunities in the oil and gas exploration and production industry. Our operations and properties are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Many of our operations require permits that may be revoked or modified, that we are required to renew from time to time. Failure to comply with such laws, regulations or permits can result in substantial fines and criminal sanctions, or require us to purchase costly pollution control equipment or implement operational changes or improvements . We incur, and expect to continue to incur, substantial capital and operating costs to comply with environmental laws and regulations.
     We could become subject to claims related to the release of hazardous substances which could adversely affect our results and financial condition.
     We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are or have been used for industrial purposes for many years. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, including property owned or leased by us now or in the past or third party sites to which we sent waste for disposal. We also could become subject to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances, including naturally occurring radioactive materials or technologically enhanced radioactive materials, which may be encountered in drilling for oil and gas. In addition, stricter enforcement of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. See Note 13 in the Consolidated Financial Statements in Item 8 for more information regarding environmental contingencies.

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
ITEM 1B–UNRESOLVED STAFF COMMENTS
None.

ITEM 2–PROPERTIES
     The following table details our principal facilities, all of which we own, except as indicated below. For information on the Company’s reportable segments, see Note 16 in the Consolidated Financial Statements in Item 8 for segment and geographic information.

	Approximate Square
Location	Footage (Buildings)	Description
United States
Houston, Texas	240,530	Pressure control products manufacturing; principal executive offices.

Houston, Texas	244,500	Premium connection manufacturing.
Houston, Texas	100,000	Pressure control elastomer products manufacturing.

Westwego, Louisiana	44,800	Premium connection manufacturing.
Bakersfield, California (leased)	8,000	Premium connection manufacturing;
		warehouses pressure control replacement parts.

International
Veracruz, Mexico	141,000	Premium connection manufacturing.
Nisku, Alberta, Canada (leased)	48,000	Premium connection manufacturing.
Pipe Nagar, Maharashtra, India (1)	30,000	Premium connection manufacturing.
Batam, Indonesia (land is leased)	30,000	Premium connection manufacturing. Pressure control
Veracruz, Mexico.	33,485	manufacturing.
Veracruz, Mexico	21,200	Thread protector manufacturing for premium connections.

Warri, Nigeria	20,000	Repair and service of premium connections.

Aberdeen, Scotland	22,000	Premium connection manufacturing; warehouses pressure control replacement parts.
Dartmouth, Nova Scotia, Canada (leased)	15,600	Premium connection manufacturing.
New Mills, England (leased)	10,000	Pressure control products manufacturing.

(1)	This facility is owned by a joint venture of which we own 50%.
     We have 24 sales and service offices worldwide in Alaska, California, Louisiana, Texas, Canada, Indonesia, Malaysia, Mexico, Nigeria, Singapore, the United Kingdom and Venezuela. Most of these offices provide service personnel to support drilling contractors and exploration and production company operators. All of these offices are under lease, with leases ranging in duration from one month to two years. We also have approximately 149 acres of undeveloped land surrounding some of the properties listed above and approximately 69 acres of additional undeveloped land. Machinery, equipment, buildings, and other facilities owned and leased are considered by management to be adequately maintained and adequate for the Company’s operations.
ITEM 3–LEGAL PROCEEDINGS
     We are involved in legal proceedings arising in the ordinary course of business. In our opinion, these matters will not have a material adverse effect on our financial position or results of operations.
ITEM 4–SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote by stockholders during the quarter ended December 31, 2006.
ITEM S-K 401(b) –EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table provides information regarding our executive officers as of December 31, 2006.

Name	Age	Position(s)
Richard C. Seaver	84	Chairman Emeritus of the Board

Christopher T. Seaver	58	Chairman of the Board, President and Chief Executive Officer

Charles E. Jones	47	Executive Vice President and Chief Operating Officer

Neil G. Russell	61	Senior Vice President-Premium Connections and Senior Vice President-Business Development
E. Charles Chauviere III	42	Vice President-Pressure Control
Chris D. North	51	Vice President -Finance and Chief Financial Officer and Secretary

Michael D. Danford	44	Vice President-Human Resources
     Richard C. Seaver is our Chairman Emeritus of the Board, a position he has held since November 2006. He has served as a director since 1964. Previously, Mr. Seaver served as Chairman of the Board since 1992, as President from 1964 to 1986, and as Secretary and General Counsel from 1957 to 1964.
     Christopher T. Seaver is our Chairman of the Board, President, and Chief Executive Officer. He has served as President since June 1993, as Chief Executive Officer and a director since 1997, and as Chairman of the Board since November 2006. He is a director and the secretary of the Petroleum Equipment Suppliers Association, a director of the American Petroleum Institute, and a director and vice chairman of the National Ocean Industries Association. Prior to joining Hydril in 1985, Mr. Seaver was a corporate and securities attorney for Paul, Hastings, Janofsky & Walker, and was a Foreign Service Officer in the U.S. Department of State, with postings in Kinshasa, Congo and Bogota, Colombia.
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
     Neil G. Russell is our Senior Vice President-Premium Connections and Senior Vice President-Business Development, positions he was appointed to in May 2003. Previously, he was Vice President-Premium

Connection, from November 2001 to May 2003 and Managing Director-Eastern Hemisphere Premium Connection, from March 1995 to November 2001. Overall, Mr. Russell has 29 years of service with our company, in which he has held various management positions in our premium connection and pressure control businesses with assignments in Singapore, Switzerland, the United Kingdom and the United States.
     E. Charles Chauviere III is our Vice President-Pressure Control, a position he was appointed to beginning in May 2003. Mr. Chauviere joined Hydril in 1998, and previously served as Director of Engineering beginning in February 2001. Prior to joining Hydril he was employed for 10 years with Cooper Cameron Corporation. Mr. Chauviere is a graduate of the Stanford University Executive Program.
     Chris D. North is our Vice President -Finance, Chief Financial Officer and Secretary. Mr. North was appointed Vice President-Finance in May 2006 and was appointed Chief Financial Officer in August 2004 and previously served as acting Chief Financial Officer beginning in March 2004 in addition to his role as the Controller. Mr. North served as Controller from February 1997 to August 2004. Mr. North has a total of 27 years of service with Hydril in which he has held various positions.
     Michael D. Danford is our Vice President-Human Resources. He was appointed Vice President-Human Resources in March 2006. Prior to that, he served as Director of Human Resources for Hydril since 1997. Before coming to Hydril he held human resource positions with Houston based oil service companies for approximately eleven years.
PART II
ITEM 5–MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “HYDL”. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq Global Select Market for 2005 and 2006.

	High	Low
2005
First Quarter	$63.18	$41.36
Second Quarter	64.58	46.37
Third Quarter	70.66	53.59
Fourth Quarter	71.48	55.43

2006

First Quarter	$86.49	$62.69
Second Quarter	89.71	65.51
Third Quarter	79.49	53.75
Fourth Quarter	77.90	48.71
     As of December 29, 2006, the closing sales price per share of our common stock as reported by the Nasdaq Global Select Market was $75.19. Based on inquiries made in connection with preparations for our 2007 Annual Meeting of Stockholders, Hydril estimates that there are at least 4,200 beneficial holders of our common stock. Substantially all of these beneficial holders maintain their shares in “street name” or “nominee” accounts with brokerage firms or other institutions and accordingly are not, individually, stockholders of record. As of January 31, 2006, our common stock was held by 19 holders of record and there were 28 holders of record of our class B common stock.
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
     The following table details our repurchases of shares of our common stock for the three months ended December 31, 2006:

				Total Number of	Maximum Approximate
				Shares Purchased as	Dollar Value of Shares
	Total Number		Average	Part of Publicly	that May Yet be
	of Shares		Price Per	Announced Plans or	Purchased Under the
Period	Purchased		Share	Programs	Plans or Programs
October 1 - 31, 2006.	—		—	—	—

November 1 – 30, 2006	392,708	(1)	$71.49	392,708	$122 million(2)
December 1 - 31, 2006	610,166	(1)	$74.30	610,166	$77 million(2)

Total	1,002,874	(1)	$73.20	1,002,874

(1)	During the quarter ended December 31, 2006, the Company repurchased a total of 1,002,874 shares at an average price, including commission, of $73.20 per share, pursuant to the repurchase authorization of the Board of Directors discussed below in footnote (2). This included 186,362 shares delivered to Hydril through December 31, 2006 under a prepaid share repurchase contract with a third party financial institution. Under this agreement, entered into in November 2006, Hydril advanced $30 million in cash to the institution in exchange for the delivery by the institution of a variable number of shares on a monthly basis from November 2006 through February 2007. The number of shares ultimately repurchased under the agreement was based upon the volume weighted average price of Hydril’s shares during the term of the agreement less a discount. See “Mangement’s Discussion and Analysis—Liquidity and Capital Resources” for additional information regarding this prepared share repurchase contract and a similar contract entered into in January 2007.

(2)	On November 9, 2006 the Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock. As of December 31, 2006, approximately $73 million of stock had been repurchased by Hydril pursuant to this authorization. This does not give effect to approximately $17 million accrued on Hydril’s balance sheet in “Other current assets” at December 31, 2006 which represents the estimated portion, as of that date, of the total amount prepaid by the Company pursuant to the November 2006 prepaid share repurchase contract described in footnote (1) above relating to shares to be delivered in January and February of 2007.

ITEM 6–SELECTED FINANCIAL DATA
     The following selected consolidated financial data of Hydril should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Operating Data:
Revenue:
Premium connection	$296,982	$246,470	$184,782	$110,270	$127,116
Pressure control	206,066	130,254	100,571	101,747	114,408

Total revenue	503,048	376,724	285,353	212,017	241,524
Gross profit	203,292	163,563	118,413	81,893	90,670
Selling, general and administration expenses	71,080	58,607	52,007	47,730	46,345

Operating income	132,212	104,956	66,406	34,163	44,325
Interest expense (1)	—	—	—	1,101	4,831
Interest income	7,767	3,900	1,113	724	1,477
Other income (expense) (2)	(241)	724	(335)	(135)	(214)
Net income (3)	$91,280	$73,243	$46,487	$25,578	$26,492

Earnings per share:
Basic	$3.94	$3.12	$2.02	$1.13	$1.18
Diluted	$3.88	$3.05	$1.98	$1.11	$1.16
Weighted average shares outstanding:
Basic	23,169	23,501	22,996	22,711	22,414
Diluted	23,526	24,019	23,432	23,001	22,833

Other Data:

Capital expenditures	$32,195	$17,144	$12,356	$8,558	$17,928
Depreciation and amortization	14,802	13,687	12,637	11,900	10,827

Balance Sheet Data:
Working capital	$183,482	$260,761	$176,222	$116,495	$90,483
Property, net	123,235	105,138	102,368	105,047	107,031
Total assets	510,031	450,562	343,646	267,116	278,208
Other long-term liabilities	18,635	16,771	14,100	14,464	16,370
Total stockholders’ equity	290,608	360,835	274,783	217,010	187,137

(1)	Includes a $1.2 million pre-tax make-whole premium attributable to the Company’s prepayment of $30.0 million on its senior unsecured notes during the third quarter of 2002.

(2)	Other income for 2005 includes a $2.2 million gain recorded from the sale of real estate not used in operations.

(3)	Net income for 2004 includes a U.S. research and experimentation income tax credit of $0.9 million related to qualified spending for the two-year period from 2002 through 2003, and a U.S. income tax benefit (extraterritorial income exclusion) of $1.3 million related to export shipments for the years 2002 and 2003. Net income for 2003 includes a U.S. research and experimentation income tax credit of $3.7 million related to qualified spending for the ten-year period from 1992 through 2001.

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of Hydril’s historical results of operations and financial condition should be read in conjunction with Hydril’s consolidated financial statements and notes thereto included elsewhere in this report.
OVERVIEW
     Hydril entered into an Agreement and Plan of Merger with Tenaris S.A. and Hokkaido Acquisition, Inc., an indirect wholly-owned subsidiary of Tenaris, effective February 11, 2007. The merger agreement contemplates that Hokkaido Acquisition will be merged with and into Hydril and Hydril will become an indirect wholly owned subsidiary of Tenaris. Pursuant to the merger, each outstanding share of Hydril common stock and of Hydril class B common stock will be converted into the right to receive $97.00 per share in cash. The merger is subject to the receipt of clearance from U.S. antitrust authorities, majority approval of Hydril’s stockholders and other customary conditions. The merger is not conditioned on financing and is expected to close in the second quarter of 2007. Certain of our stockholders have agreed to vote specified Hydril shares owned by them, representing approximately 22% of the combined voting rights, in favor of the merger.
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
     Demand for oilfield products, such as premium connections and pressure control equipment, is cyclical in nature and depends substantially on the condition of the oil and gas industry and our customers’ willingness to invest capital in oil and gas exploration and development. The level of these capital expenditures is highly sensitive to existing oil and gas prices as well as the oil and gas industry’s view of such prices in the future. Generally, increasing oil and gas prices, usually referred to as “commodity prices”, result in increased oil and gas exploration and production, which translates into greater demand for oilfield products and services. Conversely, falling commodity prices generally result in reduced demand for oilfield products and services. Historically, changes in budgets and activity levels by oil and gas exploration and production companies have lagged significant movements in commodity prices.
     The level of worldwide drilling activity, in particular, the number of rigs drilling at target depths greater than 15,000 feet and the number of rigs drilling offshore generally drive the level of demand for our premium connection products, although the rate of consumption varies widely among markets based on specific geological formations, customer history and preference, and available alternatives. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing rigs are refurbished. Demand for new rig construction and the refurbishment of existing rigs is highly cyclical and typically does not increase until utilization of the drilling fleet assets of major drilling contractors reaches a high level for a sustained period of time. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore rigs under contract, as well as the average U.S. land rig count .
     During 2006 crude oil prices continued their upward trend which began in 2003. Average U.S. crude oil prices increased every year since 2003 with the average price for 2006 being 112% above the 2003 average. However, average U.S. natural gas prices for 2006 declined 21% from the 2005 average, after rising in each of the past two years. This decrease in average natural gas prices in 2006 resulted from higher levels of natural gas storage in the United States, compared to historical levels, due to a warmer than normal winter which resulted in lower consumption.
     Despite lower U.S. natural gas prices, drilling activity in the United States rose throughout 2006 largely due to the increase in crude oil prices. In addition, operators of rigs drilling for natural gas in the U.S., especially those drilling to deep target depths which drive our premium connection business, did not curtail drilling activity notwithstanding the decrease in natural gas prices. The U.S. average land rig count for 2006 increased over the past few years with the 2006 average being 69% higher than the average for 2003. The average U.S. deep formation rig count (rigs drilling to a target depth greater than 15,000 feet), which has also increased every year since 2003, was 212 for 2006, a 48% increase from the 2003 average. Internationally, drilling activity overall also increased, although not to the same extent as domestic levels. The international rig count see “Item 1 Business-Overview of our Industry-Market for Premium Connections” for description of calculations) averaged 925 for 2006, up 2% from the average for 2005, up 11% from the average of 2004 and up 20% from the 2003 average. The worldwide offshore rigs under contract averaged 593 for 2006 up 4% from the 2005 average, up 10% from the 2004 average and up 13% from the 2003 average.
     As a result of rising rig counts in the United States during the past three years, and in particular the increase in the deep formation rig count, demand for our premium connections in the U.S. during 2006 continued on its increasing trend of the past two years. The higher demand was reflected in higher consumption of our products by our customers and end-users during this period.
     We have a greater presence in some premium connection international markets than others. As a result, the success of our premium connections business internationally is particularly influenced by the level of drilling activities in certain locations that use our products. For 2006, demand in most all of our key international markets was better than indicated by the increase in the overall international rig count. This was also the case during the years of 2004 and 2005, where our international growth in key premium connection markets was better than indicated by the growth in the international rig count during the period. For 2006, increasing demand in our Eastern Hemisphere premium connection markets was the most significant source of higher international revenue. Strong premium connection demand in Latin American markets fueled our increasing international revenue during 2004 and 2005.
     Demand for new rig construction and refurbishment worldwide, which drives our pressure control capital equipment revenue, continued rising significantly during 2006, as was the case in 2005, after four previous years of weakness. Since late in 2003, commodity prices have generally steadily increased, driving increased levels of drilling and exploration worldwide. Consequently, utilization of the drilling rigs of major drilling contractors has risen significantly, supporting increases in the rates charged to their customers and longer duration customer contracts. As a result, the profitability of the major drilling contractors has improved over the past three years which led them to begin placing orders in 2005 for the construction of new rigs and the refurbishment of existing rigs. During 2006, orders continued to be placed for this equipment and the rate of placement accelerated significantly above 2005. This increase resulted in our receipt of $468 million of new capital equipment orders during 2006, as compared to $199 million during 2005. As a result, our capital equipment backlog rose to $508.4 million at December 31, 2006 compared to $156.7 million and $14.6 million at December 31, 2005 and 2004, respectively.
     Finally, our pressure control aftermarket revenue is influenced by the level of drilling activity throughout the world as measured by the U.S land rig count and the worldwide offshore rigs under contract, both of which were up on average during the past three years. As a result, our customers purchased an increasing level of spare parts and repair services during this period to support our increasing base of equipment deployed around the world.

Revenue
     With the exception of revenue from pressure control long-term projects, we record revenue for all products and services at the time such products are delivered or services are provided. In 2006, 87% of our revenue was recorded on this basis. For our pressure control long-term projects (which are generally contracts from six to eighteen months in manufacturing duration and an estimated contract price in excess of $1 million), we recognize revenue using the percentage-of-completion method, measured by the percentage of cost incurred and charged to specific projects to estimated final cost. We use this method because we consider expended contract costs to be the best available measure of progress on these contracts. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss becomes apparent. See “CRITICAL ACCOUNTING ESTIMATES” for more information regarding estimates and assumptions relating to revenue recognition.
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
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
Revenue
     Total revenue increased $126.3 million, or 34%, to $503.0 million for 2006 from $376.7 million in 2005. Premium connection revenue increased 20%, to $297.0 million. The increase in our premium connection revenue was primarily the result of higher demand in certain Eastern Hemisphere international markets, an increase in the amount of pipe purchased by us for threading and resale in certain international markets and, in North America, due to higher demand resulting from increased deep formation drilling. Pressure control revenue increased 58% to $206.1 million. Pressure control capital equipment revenue increased 104% primarily due to higher levels of new and refurbished rig construction which increased demand for the type of equipment we manufacture. Approximately 74% of the capital equipment revenue increase was for projects, which generally involve over $1 million in revenue and require over six months to complete, and are accounted for on a percentage-of-completion basis. Aftermarket pressure control revenue increased 23% primarily due to higher worldwide offshore and U.S. total land rig counts, resulting in increases in the consumption of spare parts in the drilling process.
Gross Profit
     Gross profit increased $39.7 million, or 24%, to $203.3 million for 2006 from $163.6 million in 2005. Gross profit for our premium connection segment increased 18% due primarily to higher demand for our products worldwide which led to higher plant utilization and lower manufacturing costs per unit. Gross profit for our pressure control segment increased 35% from the prior year due primarily to higher plant production volumes, resulting from a higher demand for capital equipment products, and higher demand and prices for aftermarket products.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $12.5 million to $71.1 million for 2006 compared to $58.6 million for 2005. The increase over the prior year period was primarily due to the inclusion of stock option expense resulting from the adoption of SFAS 123(R) (see Note 2 in the Consolidated Financial Statements in Item 8 for a further discussion of SFAS 123(R)) and other stock-based compensation, higher engineering expenses to support increased levels of capital equipment sales and product testing, as well as higher agent commissions associated with higher international sales. As a percentage of sales, selling, general and administrative expenses decreased to 14% for 2006 from 16% for 2005.
Operating Income
     Operating income increased $27.2 million to $132.2 million for 2006, compared to $105.0 million for 2005. Operating income for our premium connection segment increased 18% to $100.1 million for 2006 compared to $85.1 million for 2005. Operating income for our pressure control segment increased 46% to $54.6 million for 2006 from $37.4 million for 2005. Corporate and administration expenses were $22.4 million for 2006 compared to $17.5 million in 2005. Corporate and administration expenses for 2006 includes stock option expensing as discussed above in “Selling, General and Administrative Expenses”.
Other Income and Expense
     Other expense for 2006 was $0.2 million, which was primarily to maintain non-operational real estate assets. Other income for 2005 was $0.7 million, which included a $2.2 million gain recorded from the sale of real estate not used in operations offset in part by $0.7 million for an increase in environmental reserves on non-operational real estate assets and $0.5 million of expense to maintain non-operational real estate assets.
Provision for Income Taxes
     Income tax expense was $48.6 million for 2006 compared to $36.3 million for 2005. The effective tax rate for was 34.7% as compared to 33.2% for 2005.
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

LIQUIDITY AND CAPITAL RESOURCES
     Our primary liquidity needs are to fund capital expenditures, fund new product development, and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $113.7 million at December 31, 2006. At December 31, 2006, we had no outstanding indebtedness and $20.4 million in outstanding letters of credit which are comprised primarily of performance bonds related to customer orders in our backlog.
     In January 2007, the Company entered into prepaid share repurchase agreement with a third party financial institution. Under this agreement, the Company advanced $25 million in exchange for the delivery by the institution of a variable number of shares on a monthly basis through the end of the first quarter of 2007. Consistent with covenants in its agreement with Tenaris regarding the proposed merger, the Company does not anticipate making any additional cash disbursements for the repurchase of shares of Hydril common stock in the future, although it will receive delivery of shares during the first quarter of 2007 pursuant to the January 2007 prepaid agreement and a similar agreement entered into in November 2006. See below under “Financing Activities” for additional information regarding the prepaid share repurchase agreements.
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
Operating Activities
     Cash provided by operating activities was $150.5 million for 2006 compared to $69.8 million for 2005. Cash provided by operating activities in 2006 was primarily from earnings and contractual cash payments of $123.9 million received from customers on long-term capital equipment projects, which were partially offset by higher working capital requirements which included increases in accounts receivables due to higher revenue and increases in inventories primarily to support a higher level of capital equipment production volumes.
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
Investing Activities
     Net cash provided by investing activities for 2006 was $71.8 million compared to net cash used in investing activities of $64.2 million in 2005. Cash provided by investing activities in 2006 was primarily from net proceeds from marketable securities (both held-to-maturity and available-for-sale investments) of $181.3 million which was slightly offset by capital spending of $32.2 million. The investment of cash in 2005 includes net investments in marketable securities of $43.6 million, capital spending of $17.1 million, the purchase of a pressure control product line for $3.6 million, proceeds from the sale of real estate not used in operations of $2.9 million and $2.8 million for investments in business development including the purchase of a product line for our premium connections segment. The investment of cash in 2004 was primarily for net investments in marketable securities of $59.2 million and capital spending of $12.4 million. For more information on capital expenditures for the three years ended December 31, 2006 see “Capital Expenditures” below.

Financing Activities
     During 2006, net cash used in financing activities was $182.0 million, which was primarily due to payments of $190.0 million for the repurchase of shares of our common stock which was slightly offset by $4.9 million in net proceeds from the exercise of stock options and $2.9 million of excess tax benefits from stock-based compensation. For the year ended December 31, 2006, the Company repurchased a total of 2,547,631 shares of its common stock for an aggregate price of approximately $173.4 million. The $190 million in cash used for the repurchase of shares in 2006 also includes $16.6 million accrued on Hydril’s balance sheet in “Other current assets” at December 31, 2006 which represents the estimated portion, as of that date, of the total amount prepaid by the Company pursuant to the November 2006 prepaid share repurchase contract described below relating to shares to be delivered in January and February of 2007. The 2006 repurchases were pursuant to the board authorizations described below.
     In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The Company repurchased the full amount authorized during the second and third quarters of 2006.
     On November 9, 2006, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. During November 2006, the Company entered into a prepaid share repurchase agreement with a third party financial institution. Under this agreement, the Company advanced $30 million in cash to the institution in exchange for the delivery by the institution of a variable number of shares on a monthly basis from November 2006 through February 2007. The number of shares ultimately repurchased under the agreement was based upon the volume weighted average price of the Company’s shares during the term of the agreement less a discount. During 2006, a total of 186,362 shares were delivered to the Company under the contract. The institution delivered 217,763 additional shares to the Company in the first quarter of 2007 in satisfaction of the remaining obligations under the November 2006 contract. The Company entered into a similar agreement with the same institution in January 2007 under which the Company advanced $25 million in exchange for the delivery by the institution of a variable number of shares on a monthly basis through the end of the first quarter of 2007.
     During 2005, we received net proceeds from the exercise of stock options of $7.5 million compared to $7.6 million for the year ended 2004.
Credit Facilities
     During the first six months of 2005 we had two unsecured revolving lines of credit for working capital requirements that provided up to $20.0 million in total committed revolving credit borrowings. On June 30, 2005 these revolving lines of credit expired in accordance with their stated maturities.
     The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. At December 31, 2006, there was approximately $20.4 million outstanding in letters of credit, which included $16.5 million of performance bonds related to customer orders in our backlog. In addition, the Company has agreed to guarantee half of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity of which we own 50%, up to a maximum of approximately $3.0 million by issuing irrevocable standby letters of credit. As of December 31, 2006, the total amount of borrowings of the joint venture was approximately $4.5 million, of which $2.3 million was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Contractual Cash Obligations
     The following paragraph summarizes the Company’s contractual cash obligations as of December 31, 2006.

	Payments Due by Period
(in millions)	Total	2007	2008-2009	2010-2011	Thereafter
Operating leases (1)	$4.2	$2.2	$1.8	$0.2	$—
Purchase Obligations (2)	118.5	110.1	6.8	1.6	—
Other long-term liabilities (3)	22.5	0.7	1.5	1.9	18.4

Total	$145.2	$113.0	$10.1	$3.7	$18.4

(1)	Represents obligations for minimum payments under noncancelable operating leases. The Company’s lease commitments are primarily for operating facilities, vehicles and equipment.

(2)	Represents obligations under outstanding purchase orders and other commitments and estimated future cash payments pursuant to contractual obligations related to investments in joint ventures.

(3)	Represents estimated future cash payments for post-retirement health and life benefits, pension plan benefits and deferred compensation.
Capital Expenditures
     Capital expenditures for 2006 were $32.2 million, which included $17.0 million for our premium connection segment, $13.1 million for our pressure control segment and $2.1 million for general corporate purposes. These expenditures were primarily for capacity additions at our pressure control plant in Houston, expansion of our premium connection plant in Nisku, Canada, purchase of land to build a new facility for our premium connection manufacturing operations in Scotland, expansion of our premium connection manufacturing capacity in Mexico and equipment for our new pressure control manufacturing plant in Mexico.
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
     If current industry conditions continue, we expect our 2007 capital expenditures to be approximately $35 to $40 million, which includes a level of spending of approximately $10 to $15 million necessary to maintain our existing operations. The remaining expenditures are anticipated to be used to continue to gradually increase our premium connection manufacturing capacity in the United States, Canada and Scotland, expand our pressure control Houston plant and subject to the terms of our merger agreement with Tenaris, to fund business investments in emerging international markets.
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
BACKLOG
     Pressure control capital equipment backlog which includes long-term projects and other capital equipment orders, was $508.4 million and $156.7 million at December 31, 2006 and 2005, respectively. The increase in our backlog reflects $408.0 million of new long-term capital equipment project orders received in 2006. This increase is attributable to a significant rise in new rig construction and refurbishment worldwide due to the demand for semi-submersible deepwater drilling rigs.
     The backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders and the majority of such orders are cancelable at will by the purchaser without penalty.
     We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. We expect to recognize revenue from orders in our backlog at December 31, 2006 over the next three years. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer.
CRITICAL ACCOUNTING ESTIMATES
     Our significant accounting policies are described in Note 1 in the Consolidated Financial Statements in Item 8. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. We consider the estimates in the following areas to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
Revenue Recognition
     Revenue for most of our products and services is recognized at the time those products are delivered or services are performed. For the years ended December 31, 2006, 2005 and 2004 approximately 87%, 94% and 95%, respectively, of our total revenues were recognized on this basis.
     A smaller portion of our revenue is generated from long-term contracts in our pressure control segment. These long-term contracts are generally contracts from six to eighteen months in manufacturing duration, with a contract price in excess of $1.0 million. Revenue from long-term contracts was approximately 13%, 6% and 5% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Pressure control capital equipment backlog, which includes future long-term contract revenue, was $508.4 million, $156.7 million and $14.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Revenue and profit from long-term contracts are recognized as work progresses using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date and charged to specific project, as a percentage of total estimated costs. This requires us to estimate the contract costs, which include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates are charged to income or expense in the period in which the facts and circumstances that give rise to the revision become known. If a long-term contract were anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent.
     For the years 2004 through 2006, our estimates of total costs and costs to complete have approximated actual costs incurred to complete contracts. However, there are many factors that impact future costs, including but not limited to the cost of labor and materials and other factors as outlined in our “RISK FACTORS.” Unexpected changes in these factors could affect the accuracy of our estimates and materially impact our future reported earnings.
Inventories
     Our inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 84% and 69% of total gross inventories at December 31, 2006 and 2005, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost of inventory would have been $17.7 million, $14.7 million and $13.5 million higher at December 31, 2006, 2005 and 2004, respectively.
     The Company provides a reserve for the difference between the carrying value of excess or obsolete inventory items and their estimated net realizable value (market price). The reserve was $10.2 million, $9.3 million and $9.8 million at each of December 31, 2006, 2005 and 2004, respectively. Additions to the reserve were $0.9 million, $0.6 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our industry is cyclical in nature, which can cause some inventory items to be slow-moving and in excess between industry cycles. As a result, our provision for excess and obsolete inventory was higher for 2004 when our industry, and especially the pressure control capital equipment market, was weaker than in 2005 through 2006 when the capital equipment market improved.
     In order to determine the appropriate reserve for excess and obsolete inventory, we perform a detailed review of inventory at least annually and review the reserve on a more generalized basis at least quarterly. Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our estimates regarding future market demand and other factors. We could be required to increase or decrease our reserve as a result of unexpected change in market demand for specific products or changes in customer purchasing decisions due to a shift in market activity. We could be required to increase our reserve as a result of new technology that renders certain products obsolete. Changes to the reserve are recorded as an expense and included in cost of sales. We believe that our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. If an additional 1% of our gross inventories had been determined to be excess or obsolete inventory during 2006, our pre-tax income would have been reduced by approximately $1.2 million.
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

     The reserve for product warranties was $1.6 million, $1.6 million and $2.3 million as of December 31, 2006, 2005 and 2004, respectively, and there were $0.3 million in net additions to the warranty reserve in 2006, no net additions in 2005 and $0.7 million in 2004. Actual warranty claims paid were $0.3 million, $0.6 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. We believe that our reserve for product warranties is sufficient based on our current estimates. However, because we manufacture complex products that are subjected to harsh drilling environments, our experience with warranty claims may vary from period to period. Should actual product claims or repair costs be higher than the Company’s current estimates, increases in the estimated warranty liability could be required.
Pension Plan
     The Company has a frozen defined benefit pension plans covering certain of its U.S. and U.K. employees. Benefits are based on the employees’ years of service and compensation. No additional benefits are being accrued under the U.S. plan, which was frozen effective December 31, 2001. The U.K. plan was frozen in July 2003. No further benefits are accrued under this plan with the exception of cost of living increases, which are established by published government indexes. The benefit obligation (the projected and accumulated benefit obligation are the same), value of plan assets, funded status and net periodic benefit cost of the plans are included in Note 8 in the Consolidated Financial Statements in Item 8.
     The Company’s pension costs and obligations recorded in the financial statements are determined on an actuarial basis. In order to estimate the pension obligation, management must make assumptions regarding the discount rate used to determine the present value of liabilities and the rate of return on pension assets. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. Discount rates, which are set forth in Note 8 to the consolidated financial statements, are based on the yield of high quality corporate bonds. Significant changes in the discount rate, such as those caused by changes to the yield curve, the mix of bonds available in the market, the maturity of selected bonds, and the timing of expected benefit payments may result in volatility.
     Plan assets consist primarily of investments in fixed income funds for the U.S. plan and equity and fixed income securities for the U.K. plan. The expected long-term rates of return, which are set forth in Note 8 in the Consolidated Financial Statements in Item 8, are based on anticipated future returns in each of the plan’s asset categories. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected benefit obligation and benefit costs.
     The following tables illustrates the sensitivity to a change in certain assumptions used in the calculation of pension expense for the year ending December 31, 2006 and the calculation of the projected benefit obligation (PBO) at December 31, 2006 for the Company’s pension plans.

	Impact on 2006
	Pre-tax Pension	Impact on December
(in millions)	Expense	31, 2006 PBO
Change in Assumption:
50 basis point decrease in discount rate	$0.3	$3.5
50 basis point increase in discount rate	(0.2)	(3.1)
50 basis point decrease in expected return on assets	0.2	n/a
50 basis point increase in expected return on assets	(0.2)	n/a

Post Retirement Health and Life Benefits
     The Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before December 31, 1989, who have or will retire under one of the Company’s U.S. pension plan. The benefit obligation (the projected and accumulated benefit obligation are the same), value of plan assets, funded status and net periodic benefit cost of the plan are included in Note 8 in the Consolidated Financial Statements in Item 8.
     The Company’s costs and obligations related to its post-retirement health and life benefits that are recorded in the financial statements are determined on an actuarial basis. In order to estimate the obligation, management must make many assumptions including the discount rate (discussed above under “Pension Plan”), healthcare cost trends and certain employee-related factors, such as turnover, retirement age and mortality. We use third-party specialists to assist management in evaluating our assumptions, which are reviewed annually. The assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health and life plan. A 10% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2006 in determining the benefit obligation for the post-retirement health and life plan. This rate is assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. Changes in any of the assumptions used, as well as differences between actual results and estimates, could impact our projected obligation and costs as well as other calculations.
     The following table illustrates the sensitivity to a change in certain assumptions used in the calculation of components of post-retirement health and life costs for the year ended December 31, 2006 and the calculation of benefit obligation at December 31, 2006 for the Company’s post-retirement health and life benefits:

	Impact on 2006	Impact on December
	Service and	31, 2006 Benefit
(in millions)	Interest	Obligation
Change in Assumption:
50 basis point decrease in discount rate.	*	$0.2
50 basis point increase in discount rate.	*	(0.2)
50 basis point decrease in expected return on assets	n/a	n/a
50 basis point increase in expected return on assets	n/a	n/a

*	Amount was negligible.
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
     As of December 31, 2006, 2005 and 2004 we had deferred tax assets, net of deferred tax liabilities, of $(3.2) million, $2.0 million and $9.0 million, respectively. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. During the second quarter of

2006, the Company provided a valuation allowance for operating loss carryforwards in Nigeria, wherein the Company determined that it is more likely than not that the tax benefit of the operating losses will not be realized.
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
     Our tax filings are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly we provide taxes in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”, only for the amounts we believe will ultimately result from these proceedings. We believe that the amount currently provided for potential assessments will not be settled in the next twelve months and such amount does not have a significant impact on our liquidity. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued. See Note 7 in the Consolidated Financial Statements in Item 8 for more information on tax matters.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” SFAS 158 was effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year, however, this provision is not effective for companies until fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. Accordingly, the Company recorded a credit adjustment to accumulated other comprehensive loss of $375,000, net of a deferred tax liability of $202,000, representing unrecognized prior service costs and net actuarial gains and losses for its pension and other postretirement plans. Additionally, the Company’s net benefit liability for its post-retirement health and life plan was reduced by $664,000 and the intangible asset associated with its U.S. pension plan of $88,000 was eliminated in the adoption of SFAS No. 158.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 was effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 had no effect on the Company’s results of operations or financial condition.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
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
     In December 2004, the FASBissued SFAS 123(R), “Share-Based Payment”. The Company adopted SFAS 123 (R) effective January 1, 2006. See additional discussion of SFAS 123 (R) in Note 2 in the Consolidated Financial Statements in Item 8.
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
ITEM 7A.-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
     Our operations are conducted in certain countries around the world in a number of different currencies. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, the U.S. dollar. In order to mitigate the effect of exchange rate changes, a substantial portion of our contracts provide for collections from customers in U.S. dollars. In 2006, revenue from our international subsidiaries was $231.7 million, with $76.1 million denominated in foreign currency. Of these foreign currency denominated sales, $38.7 million were in local currency, but based on the exchange rate for the U.S. dollar at the time of shipment. In 2005, revenue from our international subsidiaries was $190.7 million, with $77.9 million denominated in foreign currency. Of these foreign currency denominated sales, $44.5 million were in local currency, but based on the exchange rate for the U.S. dollar at the time of shipment.
     We had no foreign currency denominated borrowings outstanding at December 31, 2006 or 2005.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Management assessed the effectiveness of Hydril’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes Hydril maintained effective internal control over financial reporting as of December 31, 2006.
Management’s assessment of the effectiveness of Hydril’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP. Their attestation report on management’s assessment of Hydril’s internal control over financial reporting is also included on page 50 of this report.
Houston, Texas
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hydril Company
Houston, Texas
We have audited the accompanying consolidated balance sheets of Hydril Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hydril Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hydril Company
Houston, Texas
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hydril Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

HYDRIL COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Information)

	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$105,473	$65,145
Investments and marketable securities	8,209	108,084
Receivables:
Trade, less allowance for doubtful accounts: 2006, $1,210; 2005, $759	98,734	67,523
Contract costs and estimated earnings in excess of billings	25,520	8,803
Other	4,041	1,878

Total receivables	128,295	78,204

Inventories:
Finished goods	56,958	28,917
Work-in-process	21,815	18,828
Raw materials	18,013	9,901

Total inventories	96,786	57,646

Deferred tax asset	9,715	11,390
Other current assets	22,559	3,669

Total current assets	371,037	324,138

PROPERTY:
Land and improvements	24,986	21,846
Buildings and improvements	57,719	52,620
Machinery and equipment	178,430	178,145
Construction-in-progress	11,308	5,004

Total	272,443	257,615
Less accumulated depreciation and amortization	(149,208)	(152,477)

Property, net	123,235	105,138

OTHER LONG-TERM ASSETS:
Investments in marketable securities	—	8,387
Deferred tax asset	256	212
Other assets	15,503	12,687

TOTAL	$510,031	$450,562

HYDRIL COMPANY
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Information)

	December 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$40,695	$23,443
Billings in excess of contract costs and estimated earnings	102,260	4,482
Accrued liabilities	29,913	26,791
Income taxes payable	14,687	8,661

Total current liabilities	187,555	63,377

LONG-TERM LIABILITIES:
Deferred tax liability	13,233	9,579
Other	18,635	16,771

Total long-term liabilities	31,868	26,350

COMMITMENTS AND CONTINGENCIES(Note 13) STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock — authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock — authorized 75,000,000 shares of $.50 par value; 20,922,239 and 20,182,531 shares issued at December 31, 2006 and 2005, respectively	10,461	10,091
Class B common stock — authorized, 32,000,000 shares of $.50 par value; 2,980,305 and 3,479,920 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,490	1,740
Additional paid-in capital	84,775	79,356
Retained earnings	371,069	279,789
Deferred compensation	—	(6,980)
Accumulated other comprehensive loss	(3,773)	(3,161)
Less treasury stock, at cost; 2,547,631 and 0 shares at December 31, 2006 and 2005, respectively	(173,414)	—

Total stockholders’ equity	290,608	360,835

TOTAL	$510,031	$450,562

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
REVENUE	$503,048	$376,724	$285,353
COST OF SALES	299,756	213,161	166,940

GROSS PROFIT	203,292	163,563	118,413

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	14,586	12,075	11,618
Sales and marketing	23,873	21,516	18,473
General and administration	32,621	25,016	21,916

Total	71,080	58,607	52,007

OPERATING INCOME	132,212	104,956	66,406

INCOME FROM UNCONSOLIDATED ENTITIES	133	—	—
INTEREST INCOME	7,767	3,900	1,113
OTHER INCOME (EXPENSE), NET	(241)	724	(335)

INCOME BEFORE INCOME TAXES	139,871	109,580	67,184
PROVISION FOR INCOME TAXES	48,591	36,337	20,697

NET INCOME	$91,280	$73,243	$46,487

EARNINGS PER SHARE:
BASIC	$3.94	$3.12	$2.02
DILUTED	$3.88	$3.05	$1.98

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	23,168,589	23,500,620	22,996,401
DILUTED	23,526,037	24,019,273	23,432,493

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2005 and 2006
(In Thousands, Except Share Amounts)

								Accumulated
					Additional			Other
	Common Stock		Class B Common Stock		Paid-In	Retained	Deferred	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Loss	Stock	Total
Balance, December 31, 2003	16,058,792	$8,029	6,757,721	$3,379	$49,312	$160,059	$(1,801)	$(1,968)	$—	$217,010

Net Income	—	$—	—	$—	$—	$46,487	$—	$—	$—	$46,487

Other Comprehensive Income, net of tax Minimum pension liability adjustment								84		84

Total Comprehensive Income	—	—	—	—	—	46,487	—	84	—	46,571

Issuance of Common stock-employee stock purchase plan, exercise of stock options, restricted stock and vested restricted units	446,218	224	—	—	7,546	—	—	—	—	7,770
Tax benefit on option exercises	—	—	—	—	2,773	—	—	—	—	2,773
Issuance of Class B Common stock- exercise of stock options	—	—	8,857	4	37	—	—	—	—	41
Conversion of Class B Common stock to Common stock	2,146,448	1,073	(2,146,448)	(1,073)	—	—	—	—	—	—
Awards of Restricted units	—	—	—	—	2,374	—	(2,374)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	618	—	—	618
Forfeitures of restricted units	—	—	—	—	(232)	—	232	—	—	—

Balance, December 31, 2004	18,651,458	$9,326	4,620,130	$2,310	$61,810	$206,546	$(3,325)	$(1,884)	$—	$274,783

Net Income	—	$—	—	$—	$—	$73,243	$—	$—	$—	$73,243

Other Comprehensive Loss, net of tax Minimum pension liability adjustment								(1,277)		(1,277)

Total Comprehensive Loss	—	—	—	—	—	73,243	—	(1,277)	—	71,966

Issuance of Common stock-employee stock purchase plan, exercise of stock options, restricted stock and vested restricted units	390,863	195	—	—	7,591	—	—	—	—	7,786
Tax benefit on option exercises	—	—	—	—	4,667	—	—	—	—	4,667
Conversion of Class B Common stock to Common stock	1,140,210	570	(1,140,210)	(570)	—	—	—	—	—	—
Awards of Restricted units	—	—	—	—	5,433	—	(5,433)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,633	—	—	1,633
Forfeitures of restricted units	—	—	—	—	(145)	—	145	—	—	—

Balance, December 31, 2005	20,182,531	$10,091	3,479,920	$1,740	$79,356	$279,789	$(6,980)	$(3,161)	$—	$360,835

Net Income	—	$—	—	$—	$—	$91,280	$—	$—	$—	$91,280

Other Comprehensive Loss, net of tax Minimum pension liability adjustment								(987)		(987)

Total Comprehensive Loss	—	—	—	—	—	91,280	—	(987)	—	90,293

Issuance of Common stock-employee stock purchase plan and exercise of stock options	213,950	107	—	—	4,993	—	—	—	—	5,100
Tax benefit on option exercises	—	—	—	—	3,305	—	—	—	—	3,305
Treasury shares purchased at cost	—	—	—	—	—	—	—	—	(173,414)	(173,414)
Reclassification of deferred compensation in accordance with the adoption of SFAS 123(R) See Note 2	—	—	—	—	(6,980)	—	6,980	—	—	—
Stock-based compensation	—	—	—	—	5,031	—	—	—	—	5,031
Conversion of Class B Common stock to Common stock	499,615	250	(499,615)	(250)	—	—	—	—	—	—
Vesting of Restricted units/stock	26,143	13	—	—	(812)	—	—	—	—	(799)
Forfeitures of restricted units	—	—	—	—	(118)	—	—	—	—	(118)
Initial adoption of SFAS 158, net of tax See Note 8	—	—	—	—	—	—	—	375	—	375

Balance, December 31, 2006	20,922,239	$10,461	2,980,305	$1,490	$84,775	$371,069	$—	$(3,773)	$(173,414)	$290,608

HYDRIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,280	$73,243	$46,487

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,913	1,633	618
Depreciation and amortization	14,802	13,687	12,637
Deferred income taxes	5,258	7,552	3,127
Provision for doubtful accounts	470	33	81
Equity income in unconsolidated affiliates	(133)	—	—
Gain on sale of real estate holdings not used in operations	—	(2,199)	—
Change in operating assets and liabilities:
Receivables	(33,844)	(11,853)	(20,934)
Contract costs and estimated earnings in excess of billings	(16,717)	(3,943)	(494)
Inventories	(39,140)	(22,826)	1,596
Other current and non-current assets	(272)	4,091	6,276
Accounts payable	17,252	151	9,811
Contract billings in excess of costs	97,778	4,140	(145)
Accrued liabilities	1,711	1,974	7,717
Income taxes payable	6,026	2,759	1,552
Other long-term liabilities	1,090	1,394	(364)

Net cash provided by operating activities	150,474	69,836	67,965

NET CASH FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	—	(20,787)	(29,508)
Proceeds from held-to-maturity investments	7,737	27,043	15,095
Purchase of available-for-sale investments	(73,070)	(110,535)	(47,495)
Proceeds from available-for-sale investments	173,595	60,674	2,755
Capital expenditures	(32,195)	(17,144)	(12,356)
Proceeds from the sale of real estate not used in operations	—	2,935	—
Purchase of a product line	—	(3,640)	—
Other, net	(4,233)	(2,756)	(750)

Net cash provided by (used in) investing activities	71,834	(64,210)	(72,259)

NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	152	265	242
Net proceeds from stock option exercises	4,948	7,521	7,571
Purchase of treasury stock	(173,414)	—	—
Excess tax benefits from stock option exercises	2,921	—	—
Advance payment on purchases of treasury stock	(16,587)	—	—

Net cash provided by (used in) financing activities	(181,980)	7,786	7,813

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,328	13,412	3,519
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,145	51,733	48,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,473	$65,145	$51,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid:
Domestic	$15,381	$4,406	$2,530
Foreign	17,262	15,981	8,678

HYDRIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Operations — Hydril Company (the “Company”) operates principally in the oilfield equipment industry on a worldwide basis. Operations involve engineering, manufacturing and marketing high performance specialty equipment for use in the exploration and production of oil and gas. The Company’s customer base consists primarily of steel pipe distributors, major oil companies, independent oil and gas producers, state-owned oil and gas companies and drilling contractors. The Company operates in two business segments — Premium Connection and Pressure Control (see Note 16 for further information).
Principles of Consolidation — The consolidated financial statements include the accounts of Hydril Company and its wholly owned subsidiaries. Investments over which we have the ability to exercise significant influence over operating and financial policies, but do not hold a controlling interest, are accounted for using the equity method of accounting. Intercompany accounts and transactions are eliminated in consolidation.
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
     Revenue Recognition — Revenue for all products and services is recognized at the time such products are delivered or services are performed, except as described below. For the years ended December 31, 2006, 2005 and 2004 approximately 87%, 94% and 95%, respectively, of our total revenues were recognized on this basis.
     The Company’s pressure control segment includes revenue from long-term contracts. These contracts generally have a manufacturing term of six to eighteen months, an estimated contract price in excess of $1,000,000, and are recognized using the percentage-of-completion method measured by the percentage of cost incurred as they are charged to specific projects to estimated final cost. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance. If a long-term contract was anticipated to have an estimated loss, such loss would be recognized in the period in which the loss became apparent. It is possible, but not contemplated, that estimates of contract costs could be revised significantly higher in the near term as a result of unforeseen engineering and manufacturing changes. Revenue from long-term contracts was approximately 13%, 6% and 5% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
     Cash and Cash Equivalents — Cash equivalents are highly liquid investments including commercial paper, time deposits and money market mutual funds having original maturities of three months or less.
     Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.
     The Company has investment securities classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006, the Company held no “available-for-sale” securities and at December 31, 2005, the Company held $100,525,000 in “available-for-sale” securities. The fair value of these securities as of December 31, 2005 approximated carrying value. The realized and unrealized gains and losses related to these available-for-sale investments were immaterial to the results of operations.

     Additionally, the Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with SFAS 115. Management has the positive intent and ability to hold those securities to maturity. As of December 31, 2006 and 2005, the Company held $8,209,000 and $15,946,000, respectively of corporate investment securities classified as “held-to-maturity.” Contractual maturities of these securities at December 31, 2006 were all within one year of maturity.
     Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible. An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 is as follows:

(in thousands)	2006	2005	2004
Beginning balance	$759	$1,214	$1,127
Additions charged to expense	470	33	81
Accounts written off	—	(24)	(37)
Other adjustments	(19)	(464)	43

Ending balance	$1,210	$759	$1,214

     Other adjustments consist of the collection of a customer’s account previously determined as doubtful for collection, and other adjustments reflecting current industry economic conditions.
     Inventories — Inventories are stated at the lower of cost or market. Inventory costs include material, labor and production overhead. Cost is determined by the last in, first out (“LIFO”) method for substantially all pressure control products (approximately 84% and 69% of total gross inventories at December 31, 2006 and 2005, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories. If the FIFO method had been used to value all inventories, the cost would have been $17,677,000, $14,742,000 and $13,502,000 higher at December 31, 2006, 2005 and 2004, respectively.
     The Company periodically reviews its inventory for excess or obsolete items and provides a reserve for the difference in the carrying value of excess or obsolete items and their estimated net realizable value. An analysis of the excess and obsolete inventory reserve for the years ended December 31, 2006, 2005 and 2004 is as follows:

(in thousands)	2006	2005	2004
Beginning balance	$9,338	$9,810	$11,103
Provision for excess and obsolete inventory	990	620	2,753
Inventory disposed of during the year	(81)	(1,092)	(4,046)

Ending balance	$10,247	$9,338	$9,810

     Property — Property, plant and equipment is recorded at cost. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Depreciation of property is based on the straight-line method. Rates are based upon the estimated useful lives of the various classes of property, generally as follows:

Buildings and improvements	15 — 45 years
Machinery and equipment.	3 — 12 years

     Upon retirement or other disposal of fixed assets, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in the results of operations.
     Included in other assets within the consolidated balance sheets at December 31, 2006 and 2005 are $2,385,000 and $2,494,000 respectively, of real estate holdings. These holdings are composed of land and buildings in the United States not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Such holdings are reported at the lower of their carrying amount or fair value less estimated costs to sell.
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
     In the third quarter of 2004, the Company tested for recoverability the carrying value of its assets included in the Advanced Composite product line, after concluding that it was more likely than not that these assets would be sold or disposed of significantly before the end of their estimated useful lives. Advanced Composite was a product line included within the Company’s Premium Connection segment. Revenue for the year ended 2004 for this product line was $1,505,000. An impairment charge of $727,000 pretax was recorded as a component of cost of sales as a result of this recoverability test. In December 2004, the Company sold the fixed assets, inventory and intellectual property rights of Advanced Composites at an amount approximating the net book value of such assets.
     Product warranties — The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, or for repair at no cost to the customer, or the issuance of a credit to the customer. The Company accrues its estimated exposure for product warranties based on known warranty claims as well as current and historical warranty costs incurred. See Note 4 for further information on product warranties.
     Research and Development Costs — The Company engages in research and development activities to develop new products and to significantly improve existing products. The Company expenses as incurred all research and development costs that are not reimbursable by other parties. Research and development expenses, net of reimbursement, were $3,613,000, $3,044,000 and $3,553,000, for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     Concentration of Credit and Customer Risk — The Company sells its products to steel pipe distributors, major and independent domestic and international oil and gas companies, steel mills, state-owned oil and gas companies and national oil companies, as well as domestic and international drilling contractors and rental companies. See Note 16 for further information on major customers. The Company performs ongoing credit evaluations of its customers and provides allowance for probable credit losses where necessary.
2. STOCK-BASED COMPENSATION
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
     The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award. Stock-based compensation expense recognized in the income statement beginning

January 1, 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. The impact of forfeitures on the compensation expense recognized for the year ended December 31, 2006 was estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. As a result of the adoption of SFAS 123(R), the deferred compensation recorded in stockholders’ equity as of January 1, 2006, of $6,980,000 was reclassified to reduce additional paid-in capital.
     Beginning January 1, 2006, stock-based compensation expense is comprised of (i) compensation expense arising from amortization of stock-based awards made prior to, but not yet vested as of January 1, 2006, as discussed above and (ii) compensation expense arising from amortization of stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Total stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $3,194,000, net of forfeitures and net of tax. See table below for 2005 and 2004 pro forma information.
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
(in thousands, except per share data)	2005	2004
Net income, as reported	$73,243	$46,487
Add: Total stock-based employee compensation for restricted stock awards included in reported net income, net of tax.	1,091	407
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(2,778)	(2,295)

Pro forma net income	$71,556	$44,599

Earnings per share:
Basic-as reported	$3.12	$2.02
Basic-pro forma	$3.04	$1.94

Diluted-as reported	$3.05	$1.98
Diluted-pro forma	$2.98	$1.90

Stock Options
     Total compensation expense related to stock options for the year ended December 31, 2006 was $1,175,000, net of forfeitures and tax, and is included in General and Administration expense in the Company’s Consolidated Statement of Operations. Total unrecognized compensation cost as of December 31, 2006 related to stock options is approximately $1,010,000, net of tax, and is expected to be recognized over approximately the next 2.5 years. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets for the year ended December 31, 2006.
     A summary of the status of the Company’s stock option activity, and related information for the year ended December 31, 2006 is presented below:

			Weighted - Average	Aggregate Intrinsic
		Weighted- Average	Remaining	Value (in
Options	Shares	Exercise Price	Contractual Term	thousands)
Outstanding at December 31, 2005	660,343	$24.89
Granted	—	—
Exercised	(210,700)	23.48
Cancelled	(2,484)	27.83

Outstanding at December 31, 2006	447,159	$25.53	6.1	$22,351

Exercisable at December 31, 2006	228,791	$23.07	5.6	$11,999

     A summary of the status of the Company’s nonvested stock options as of December 31, 2006 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares	Value
Nonvested at December 31, 2005	417,208	$10.81
Granted	—	—
Vested	(196,356)	10.83
Forfeited	(2,484)	11.02

Nonvested at December 31, 2006	218,368	$10.81

     Prior to January 1, 2006, stock options were accounted for under APB 25 with the related expense reported in the financial footnotes on a pro forma basis under the disclosure-only provisions of SFAS 123. For the years ended December 31, 2005 and 2004, pro forma stock-based compensation expense related to stock options was $1,687,000 and $1,888,000, respectively, net of tax.
     The pro forma fair value of options at the date of the grant was estimated using the Black-Scholes model and the following assumptions:

	2006*	2005*	2004
Expected life (years)	—	—	3.71
Interest rate	—	—	3.67%
Volatility	—	—	36.00%
Dividend yield	—	—	0.00%
Weighted-average fair value per share at grant date	—	—	$9.34

*     No stock option grants were awarded in 2006 or 2005.

     Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $4,948,000, $7,521,000 and $7,571,000, respectively. In accordance with SFAS 123(R), the consolidated statement of cash flows reports the $2,921,000 in excess tax benefit from stock-based compensation as a cash in-flow from “Financing Activities”. The total income tax benefit related to stock option exercises was $3,305,000, $4,667,000 and $2,773,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Restricted Stock and Restricted Stock Units
     Total compensation expense related to restricted stock units and performance-based restricted stock units for the years ended December 31, 2006, 2005 and 2004 was $2,018,000, $1,633,000 and $618,000, respectively, net of forfeitures and tax, and is included in General and Administration expense in our Consolidated Statement of Operations. Total unrecognized compensation cost as of December 31, 2006 related to restricted stock units and performance-based restricted stock units is approximately $6,528,000, net of tax, and is expected to be recognized over the next 4.4 years.
     A summary of the status of the Company’s nonvested restricted stock and restricted stock units as of December 31, 2006 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares	Value
Nonvested at December 31, 2005	245,054	$38.37
Granted	87,500	75.20
Vested	(36,772)	27.17
Forfeited	(2,520)	47.04

Nonvested at December 31, 2006	293,262	$50.69

3. TREASURY STOCK
     For the year ended December 31, 2006, the Company repurchased a total of 2,547,631 shares of its common stock for an aggregate price of approximately $173 million. These repurchases were pursuant to the board authorizations described below.
     In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The Company repurchased the full amount authorized during the second and third quarters of 2006.
     On November 9, 2006 the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. During November 2006, the Company entered into a prepaid share repurchase agreement with a third party financial institution. Under this agreement, the Company advanced $30 million in cash to the institution in exchange for the delivery by the institution of a variable number of shares on a monthly basis from November 2006 through February 2007. The number of shares ultimately repurchased under the agreement was based upon the volume weighted average price of the Company’s shares during the term of the agreement less a discount. A total of 186,362 shares were delivered to the Company under the agreement during 2006, and accordingly are included in the number of shares repurchased at December 31, 2006 set forth above. Included in other current assets in the Company’s consolidated balance sheet is $16,587,000 which represents the estimated portion, at December 31, 2006, of the total amount prepaid by the Company pursuant to the November 2006 prepaid share repurchase contract relating to shares to be delivered in January and February of 2007. The institution delivered 217,763 additional shares to the Company in the first quarter of 2007 in satisfaction of the remaining obligations under the November 2006 contract. The Company entered into a similar agreement with the same institution in January 2007 under which the

Company advanced $25 million in exchange for the delivery by the financial institution of a variable number of shares on a monthly basis through the end of the first quarter of 2007.
     All of the shares repurchased pursuant to the Board authorization through December 31, 2006, are held as treasury stock. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
4. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
     Accrued liabilities and other long-term liabilities as of December 31, 2006 and 2005 consisted of the following:

	December 31,
(in thousands)	2006	2005
Accrued liabilities:
Accrued payroll, bonus and related	$7,606	$8,061
Taxes (property, sales, payroll, other).	6,484	5,145
Employee benefits	4,609	4,783
Product warranties	1,560	1,552
Other	9,654	7,250

Total	$29,913	$26,791

Other long-term liabilities:
Post retirement health and life benefits	$6,162	$7,245
Deferred compensation	5,399	3,869
Pension plan benefits	3,736	3,093
Income tax obligation	2,564	2,564
Other	774	—

Total	$18,635	$16,771

     The changes in the aggregate product warranty liability is as follows for the years ended December 31:

	2006	2005	2004
(in thousands)
Beginning balance	$1,552	$2,341	$2,192
Claims paid	(289)	(568)	(530)
Additional warranty charged (credited) to expense	297	(221)	679

Ending balance	$1,560	$1,552	$2,341

5. LONG-TERM CONTRACTS
     The components of long-term contracts as of December 31, 2006 and 2005 consist of the following:

	December 31,
(in thousands)	2006	2005
Costs and estimated earnings on uncompleted contracts	$76,383	$19,321
Less: billings to date	(153,123)	(15,000)

Excess of billings over costs and estimated earnings	$(76,740)	$4,321

Included in the accompanying balance sheets under the following captions:
Contract costs and estimated earnings in excess of billings	$25,520	$8,803
Billings in excess of contract costs and estimated earnings	(102,260)	(4,482)

Total	$(76,740)	$4,321

6. LINES OF CREDIT
     Revolving lines of credit — During the first six months of 2005 we had two unsecured revolving lines of credit for working capital requirements that provided up to $20,000,000 in total committed revolving credit borrowings. On June 30, 2005 these revolving lines of credit expired in accordance with their stated maturities.
     The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit vary in amount with maturities ranging from February 2007 to February 2012. At December 31, 2006, there was approximately $20,388,000 outstanding in letters of credit which included approximately $16,520,000 of performance bonds related to customer’s orders and approximately $3,018,000 of irrevocable letters of credit issued to guarantee the borrowings of the Company’s premium connection Indian joint venture. (See additional discussion concerning this debt guarantee in Note 13).
7. INCOME TAXES
     The geographical sources of income before income taxes for the years ended December 31, 2006, 2005 and 2004 were as follows:

(in thousands)	2006	2005	2004
United States	$75,042	$54,232	$28,804
Foreign	64,829	55,348	38,380

Income before income taxes	$139,871	$109,580	$67,184

     The provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

(in thousands)	2006	2005	2004
United States:
Current	$24,425	$12,425	$5,563
Deferred	5,433	7,596	1,965
Foreign:
Current	18,908	16,359	12,007
Deferred	(175)	(43)	1,162

Total	$48,591	$36,337	$20,697

     Tax benefits of $3,305,000, $4,667,000 and $2,773,000 associated with the exercise of employee stock options were allocated to equity and recorded in paid-in capital in excess of par value in the years ended December 31, 2006, 2005, 2004, respectively.
     The consolidated effective income tax rates (as a percentage of income before income taxes) for the years ended December 31, 2006, 2005 and 2004 varies from the United States statutory income tax rate for the reasons set forth below:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.1%	0.1%	0.1%
Non-benefited foreign losses and tax credits	2.0%	—	—
Non-deductible executive compensation	0.3%	—	—
Incentive stock options	0.2%	—	—
Research and experimentation tax credit	(1.6)%	(0.7)%	(2.1)%
Extraterritorial income exclusion	(0.4)%	(0.3)%	(2.3)%
Manufacturing deduction	(0.3)%	(0.2)%	—
Tax exempt interest	(0.6)%	(0.7)%	—

Effective rate	34.7%	33.2%	30.7%

     Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

(in thousands)	2006	2005
Deferred tax assets:
Foreign operating losses	$2,374	$1,821
Inventory capitalization cost	—	3,622
Accrued expenses and other items not deductible for tax purposes	8,073	7,583
Alternative minimum tax and research credits	—	701
Deferred and incentive compensation	3,663	2,205
Other	3,110	2,727

Subtotal	17,220	18,659

Valuation Allowances	(2,374)	—

Total deferred tax assets	14,846	18,659
Deferred tax liabilities:
Property, plant and equipment	(5,942)	(5,776)
Unrepatriated foreign earnings and other foreign deferred taxes.	(11,888)	(10,860)
Inventory capitalization cost	(278)	—

Total deferred tax liability	(18,108)	(16,636)

Net deferred tax liability	$(3,262)	$2,023

     The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. During the second quarter of 2006, the Company provided a valuation allowance for operating loss carryforwards in Nigeria, wherein the Company determined that it is more likely than not that the tax benefit of the operating losses will not be realized.
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
     During the second quarter of 2006, the United States Internal Revenue Service completed an income tax audit of the Company’s 2003 and 2004 tax returns, which resulted in the Company agreeing to pay additional taxes of $80,800 and $50,300, respectively.

     During the fourth quarter of 2006, the Company recorded an income tax reserve for an assessment from a Nigerian authority for tax years 1999 through 2003 and is currently in negotiations with the taxing authority. The Company has provided for the amounts it believes will ultimately result from these proceedings. The Company believes that is has substantial defenses to the questions raised and will pursue all legal remedies should an unfavorable outcome result. While the Company has provided for the taxes that it believes will ultimately be payable as a result of the assessment, the aggregate assessment is approximately $6.0 million in excess of the taxes provided for in the Company’s consolidated financial statements at December, 31 2006.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

8. EMPLOYEE BENEFITS
     Defined Benefit Pension Plans — The Company has defined benefit pension plans covering certain of its U.S. and U.K. employees. Benefits are based on the employees’ years of service and compensation. Plan assets are invested primarily in fixed income, equity and real estate investments. Effective December 31, 2001, the U.S. plan was frozen and no additional benefits have been accrued since that date. Effective January 1, 2002, the Company initiated a new retirement contribution plan to replace the previous plan covering U.S. employees. The new retirement contribution plan is discussed below under “Defined Contribution Plans”. The U.K. plan was frozen in July 2003, in connection with the adoption of a defined contribution plan. No further benefits are accrued under this plan with the exception of cost of living increases, which are established by published government indexes.
     The Company uses a December 31 measurement date for its defined benefit plans. The benefit obligation and fair value of plan assets for the U.K. plan are included in disclosures as of the beginning of the year 2006. The benefit obligation (the projected and accumulated benefit obligation are the same), fair value of plan assets, funded status and net periodic benefit cost of the plans are as follows:

(in thousands)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$41,882	$31,998
Service cost	46	—
Interest cost	2,324	1,920
Benefits paid	(1,039)	(798)
Actuarial (gain)/loss	(423)	1,359
Exchange rate changes	1,003	—

Benefit obligation at end of year	$43,793	$34,479

Change in plan assets:
Fair value of plan assets at beginning of year	$36,551	$31,159
Actual return on plan assets	2,809	1,315
Employer contributions	1,009	39
Benefits paid	(1,039)	(797)
Administrative expenses	(41)	(40)
Exchange rate changes	768	—

Fair value of plan assets at end of year	$40,057	$31,676

Reconciliation of plan funded status:
Funded status	$(3,736)	$(2,803)
Unrecognized net actuarial loss	—	—

Accrued benefit liability recognized	$(3,736)	$(2,803)

(in thousands)	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$46	$—	$—
Interest cost	2,324	1,920	1,828
Expected return on plan assets	(2,216)	(1,843)	(1,760)
Amortization of prior service cost	16	16	16
Amortization of net loss	154	14	20

Net periodic benefit cost	$324	$107	$104

     The U.S. plan’s assets were invested principally in fixed income investments at December 31, 2006. The U.K. plan’s assets were invested 55% in equity securities, 35% in fixed income investments and 10% in real estate investments at December 31, 2006.
     Amounts recognized as a component of accumulated other comprehensive loss as of year-end are presented in the following table. The Company expects to recognize approximately $1.4 million of the net actuarial loss and $16,000 of the unamortized prior service benefit reported in the following table as a component of net periodic benefit cost during 2007.

(in thousands)	2006	2005
Net actuarial loss	$(6,381)	$(4,863)
Unamortized prior service benefit	(87)	—
Accumulated Other Comprehensive Loss	$(6,468)	$(4,863)

     The assumed discount rate used in determining the benefit obligation for the U.S. plan was 5.75%, 5.75% and 6.00% at December 31, 2006, 2005 and 2004, respectively, while the rate used for the U.K. plan was 5.00% at December 31, 2006. The assumed discount rate used in determining the net periodic benefit cost for the U.S. plan was 5.75%, 6.00% and 6.00% for the year ended December 31, 2006, 2005 and 2004, respectively, while the rate used for the U.K. plan was 4.75% for the year ended December 31, 2006. The expected long-term rate of return on pension plan assets was 6.0% for the U.S. plan at December 31, 2006, 2005 and 2004, while the rate used for the U.K. plan was 6.3% at December 31, 2006.
     The pension plans are generally funded with the amounts necessary to meet the legal or contractual minimum funding requirements. The Company expects to contribute approximately $2.5 million to its defined benefit pension plans during 2007.
     The following benefit payments are expected to be paid out under the pension plans:

(in thousands)
2007	$1,196
2008	1,379
2009	1,620
2010	2,034
2011	1,975
2012-2016	12,992
     Postretirement Health & Life Plan — The Company provides certain medical, life insurance and/or dental benefits for eligible employees, hired before December 31, 1989, who have or will retire under one of the Company’s U.S. pension plans. The benefit obligation, value of plan assets, funded status and net periodic benefit cost of the plan are as follows:

(in thousands)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$5,831	$5,858
Service cost	72	56
Interest cost	347	326
Participant contributions	50	61
Benefits paid	(625)	(615)
Actuarial loss	531	145

Benefit obligation at end of year	$6,206	$5,831

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	575	554
Participant contributions	50	61
Benefits paid	(625)	(615)

Fair value of plan assets at end of year	$—	$—

Reconciliation of plan funded status:
Funded status	$(6,206)	$(5,831)
Unrecognized net actuarial loss	—	(33)
Unamortized prior service benefit	—	(1,651)

Accrued benefit liability recognized	$(6,206)	$(7,515)

(in thousands)	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$72	$56	$50
Interest cost	347	326	347
Amortization of prior service benefit	(488)	(487)	(488)

Net periodic benefit cost	$(69)	$(105)	$(91)

     Amounts recognized as a component of accumulated other comprehensive income are presented in the following table. The Company expects to recognize approximately $488,000 of the unamortized prior service benefit reported in the following table as a component of net periodic benefit cost during 2007.

(in thousands)	2006	2005
Net actuarial loss	$(499)	$—
Unamortized prior service benefit	1,163	—

Accumulated Other Comprehensive Income	$664	$—

     The postretirement benefit obligation at December 31, 2006 and 2005 was determined using a discount rate of 5.75%. A 10% annual rate of increase in the per capita cost of both pre-age 65 and post-age 65 covered health care benefits was assumed for 2006 in determining the benefit obligation. This rate is assumed to decrease gradually to 5% for 2012 and to remain at that level thereafter.
     The assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health and life plan. A one percent change in the assumed health care cost trend rates would have the following effects:

	One Percent
(in thousands)	Increase	Decrease
Effect on total of service and interest cost components for 2006	$5	$(4)
Effect on December 31, 2006 benefit obligation	88	(84)

     The post retirement health and life plan is generally funded with the amounts necessary to meet benefit costs as they are incurred. The Company expects to contribute $589,000 to the post retirement plan in 2007, which represents the anticipated claims.
     The following benefit payments are expected to be paid out to meet anticipated claims for post-retirement health and life plans:

(in thousands)
2007	$589
2008	606
2009	629
2010	661
2011	686
2012-2016	2,569
     Defined Contribution Plans — The Company has an employee savings plan under which U.S. employees can invest up to $15,000 of their earnings pre-tax, matched by an amount from the Company equal to one-half of the first 6% of the employees’ contributions. The Company’s contributions were $1,274,000, $1,094,000 and $984,000 in 2006, 2005 and 2004, respectively.
     Effective January 1, 2002, the Company initiated a new defined contribution retirement plan, in which the Company makes monthly contributions to a separate retirement contribution account for each employee as an addition to the savings plan discussed above. The contributions are a percentage of compensation ranging from 2% — 7%, based on age. During 2006, 2005 and 2004, the Company’s contributions were $2,317,000, $1,994,000 and $1,796,000, respectively.
     Nonqualified Deferred Compensation Arrangement — Effective April 1, 2001, the Company implemented the Hydril Company Restoration Plan (“the Plan”), a nonqualified, deferred compensation arrangement for a select group of management or highly-compensated employees. Under the terms of the Plan, participants can defer up to 15% of their regular base pay and 100% of bonuses that would otherwise be paid in cash. Additionally, the Plan allows participants to retain the benefits to which they would have been entitled under the Company’s savings plan except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The Company will make contributions to a rabbi trust to assist in meeting the liabilities of the Plan. A rabbi trust sets aside assets to pay for benefits under a nonqualified plan, but those assets remain subject to claims of Hydril’s general creditors in preference to the claims of plan participants and beneficiaries.
     Other — Certain of the Company’s employees in foreign locations are covered by governmental-sponsored or Company-sponsored benefit plans. The aggregate liabilities and expenses of these foreign plans are not material to the consolidated financial statements.
9. STOCKHOLDERS’ EQUITY
     Common Stock — The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.50 per share, and 32,000,000 shares of class B common stock, par value $.50 per share. At December 31, 2006 and 2005, 18,374,608 and 20,182,531 shares of common stock were issued and outstanding, and 2,980,305 and 3,479,920 shares of class B common stock were issued and outstanding, respectively.

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
     Preferred Stock —The Company’s Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2006 and 2005, there were no shares of preferred stock issued or outstanding.
     Registration Rights Agreement —In connection with the Company’s initial public offering, the Company entered into a registration rights agreement with stockholders holding more than 5% of the Company’s common stock prior to the initial public offering. The registration rights agreement provided such stockholders with, subject to defined restrictions, certain demand, shelf and piggyback rights to require the Company to register the sale of their common stock. The Company was required to pay all expenses incident to its performance or compliance with the registration rights agreement except for underwriting commissions and discounts related to shares of common stock sold by stockholders. The last day on which registration rights may have been exercised under the agreement was April 26, 2006.
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
10. OTHER COMPREHENSIVE LOSS
     SFAS 130 “Reporting Comprehensive Income” requires minimum pension liability adjustments to be included in other comprehensive income. At December 31, 2006, 2005 and 2004 the Company had an unfunded accumulated benefit obligation in excess of the accrued pension expense. The Company recorded a loss of $987,000 for the year ended December 31, 2006, a loss of $1,277,000 for the year ended December 31, 2005 and a gain of $84,000 for the year ended December 31, 2004, in accumulated other comprehensive loss, net of income tax at a rate of 35%.
     Additionally, related to the adoption of SFAS 158 “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106 and 132R”, the Company recorded an adjustment to accumulated other comprehensive loss of $375,000, net of tax for the year-ended December 31, 2006. (See Note 18 “RECENT ACCOUNTING PRONOUNCEMENTS” for further information).
11. OTHER INCOME AND EXPENSE
     Other income and expense is primarily related to real estate holdings in the United States composed of land and buildings not currently used in operations, which may be sold if prices acceptable to the Company can be obtained. Other expense in 2006 was $241,000 which was primarily for maintenance on non-operational real estate. Other income in 2005 was $724,000 and included a $2,201,000 gain from the sale of real estate not used in operations and was partially offset by expense of $662,000, recorded to increase an environmental reserve on non-operational real estate assets and expense of $531,000 for routine maintenance. Other expense in 2004 was $335,000 and included expense of $358,000 for routine maintenance of the non-operational real estate holdings.
12. EARNINGS PER SHARE
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

     The following table summarizes the computation of basic and diluted net income per share:

		Weighted
		Average	Earnings
(in thousands except per share data)	Net Income	Shares	Per Share
For the year ended December 31, 2004
Basic net income	$46,487	22,996	$2.02
Effect of dilutive stock options	—	436	—

Diluted net income	$46,487	23,432	$1.98

For the year ended December 31, 2005
Basic net income	$73,243	23,501	$3.12
Effect of dilutive stock options	—	518	—

Diluted net income	$73,243	24,019	$3.05

For the year ended December 31, 2006
Basic net income	$91,280	23,169	$3.94
Effect of dilutive stock options	—	357	—

Diluted net income	$91,280	23,526	$3.88

13. COMMITMENTS AND CONTINGENCIES
     Leases — The Company’s lease commitments are principally for operating facilities, vehicles and equipment.
     Obligations for minimum payments under non-cancelable operating leases for the years ended December 31 are as follows:

(in thousands)	Operating
2007	$2,225
2008	1,286
2009	504
2010	116
2011	31
Greater than five years	23

Total minimum lease payments	$4,185

     Rental expense was $2,032,000, $1,672,000 and $1,667,000, for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     Other — The Company has agreed to guarantee 50% of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity, up to a maximum of $3,018,000 by issuing irrevocable standby letters of credit. As of December 31, 2006, the total amount of borrowings of the joint venture was $4,497,000, of which $2,248,000 was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations. As of December 31, 2006, the Company’s investment in this joint venture was approximately $1,000,000.
     Additionally, “Other Receivables” in our consolidated balance sheet as of December 31, 2006, includes $2,600,000 million of advances made by the Company to its premium connection Indian joint venture to supply finished product for customer orders in the Company’s backlog.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s financial instruments at December 31, 2006 and 2005 consisted of cash and cash equivalents, investments, accounts receivable, and accounts payable. The carrying amounts of these items are a reasonable estimate of their fair values because of the short maturity of such instruments or because their interest rates approximate comparable market rates available to the Company.
15. EQUITY COMPENSATION PLANS
     During 2005, stockholders approved the 2005 Incentive Plan (the “2005 Plan”), which allows for the granting of various types of awards to officers, directors and key employees of the Company. The 2005 Plan provides for a maximum of 1,200,000 shares of common stock as to which awards may be granted, of which 550,000 were authorized for awards other than options or stock appreciation rights. As of December 31, 2006, 1,177,800 shares remain available for awards under the 2005 plan, of which 527,800 are available for awards other than options or stock appreciation rights.
     The Company’s 2000 Incentive Plan (the “2000 Plan”) was adopted in 2000 and allows for the granting to officers, employees, and non-employee directors of stock-based awards covering a maximum of 1,950,000 shares of common stock, of which 134,683 shares remain available for awards at December 31, 2006.
     Stock options - During 2006 and 2005, no options for the purchase of common stock were granted under the 2000 Plan. During 2004, 212,200 options were granted to officers and key employees for the purchase of common stock. Of these, 202,800 were granted at an exercise price of $28.79 per share and 9,400 were granted at an exercise price of $33.39 per share. Options granted to officers and employees under the 2000 Plan generally have a term of ten years and vest and become exercisable in cumulative annual installments of one-fifth each beginning on the first anniversary of the date of grant.
     Under the 2000 Plan, each nonemployee director is automatically granted nonqualified stock options each year following the annual meeting of stockholders. During 2006 and 2005, however, in lieu of stock options, each of the Company’s non-employee directors received a grant of deferred share units as discussed below. During 2004, each of the Company’s non-employee directors received a grant of non-qualified stock options to purchase 3,000 shares of common stock for a total of 24,000 shares at an exercise price of $28.79 per share. Options granted to non-employee directors have a term of ten years, are fully vested upon the completion of one year of service as a non-employee director, have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.

     Time-Vesting Restricted Stock Units - During 2006, 2005 and 2004, the Company granted a total of 65,300, 85,400 and 81,900 restricted stock units, respectively to officers and key employees under the 2000 plan. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on restricted stock units lapse over a five year period with sixty percent of the units vesting on the third anniversary of the date of grant and twenty percent vesting on each of the fourth and fifth anniversary dates of the grant. In the event a grantee terminates employment with the Company, any restricted stock units remaining subject to restrictions are forfeited. Restricted unit awards result in the recognition of deferred compensation. Deferred compensation is a contra-equity account with an offset to additional paid-in capital and is amortized to operating expense over the vesting period of the award. Effective January 1, 2006 in connection with the adoption of SFAS 123R, deferred compensation for unvested share-based awards was reclassed to additional paid-in capital.
     Performance-Based Restricted Stock Units - Additionally, in 2006 and 2005, the Company granted a total of 22,200 and 19,000 performance-based restricted stock units, respectively to executive officers. The 2006 awards were under the 2005 plan. The awards in 2005 were made under the 2000 plan. The vesting of these awards is dependent upon whether, and the extent to which, specified performance objectives relating to Return on Capital Employed (“ROCE”) are attained for the three-year period beginning on January 1 of the year of grant. ROCE is the Company’s average annual after-tax operating income divided by average capital employed (total assets and short-term debt, including current maturities of long-term debt minus current liabilities). None of these restricted stock units will vest unless the Company achieves a minimum ROCE specified by the Board of Directors for the three-year period and the ROCE achieved is equal to or greater than the average ROCE for a specified peer group of companies. If these two minimum thresholds are met, then between twenty percent and one hundred percent of the units will vest upon completion of the three-year period, depending on the Company’s ROCE relative to that of the peer group for that period. The units will vest completely if the minimum thresholds are met and the Company’s ROCE is in the top quartile of its peer group for the period. The units settle automatically in shares of common stock on a one-for-one basis upon vesting.
     Deferred Share Units - During 2006, 2005 and 2004, each of the Company’s non-employee directors received a grant of 2,000, 2,000 and 2,500, deferred share units, for a total of 14,000, 14,000 and 20,000 units, respectively. Each deferred share unit represents one hypothetical share of common stock. The deferred share units vest and become payable three years from the date of grant if the director remains a member of the Company’s Board of Directors at such time, or earlier under specified circumstances. Upon vesting, the deferred share units are settled in cash at the fair market value of common stock on a one-for-one basis. Compensation expense is recognized over the vesting period based on the fair market value of the underlying stock at each reporting period.
     The Company’s 1999 Stock Option Plan (the “1999 Plan”) provided for the granting of options for the purchase of the Company’s class B common stock to officers and key employees of the Company. Such options vested over a four-year period and are exercisable for a ten-year period. An aggregate of 1,050,000 shares of class B common stock was reserved for grants of which a total of 702,000 shares were awarded. During 2003, the 1999 Plan was amended to provide that no further awards were to be made under the 1999 Plan. As of December 31, 2006 there were no awards outstanding under the 1999 plan.
16. SEGMENT AND RELATED INFORMATION
     In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company has identified the following reportable segments: Premium Connection and

Pressure Control.
     Hydril is engaged worldwide in engineering, manufacturing and marketing of premium connection and pressure control products for oil and gas drilling and production. The Company sells its products to steel pipe distributors, major and independent, domestic and international oil and gas companies and drilling contractors. The Company’s products are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh conditions are typical for deepwater, deep-formation and horizontal or extended-reach oil and gas wells.
     The Company’s premium connection segment manufactures premium connections that are used in drilling environments where extreme pressure, temperature, corrosion and mechanical stress are encountered, as well as in environmentally sensitive drilling. These harsh drilling conditions are typical for deepwater, deep-formation and horizontal or extended-reach wells. Hydril applies premium threaded connections to tubulars owned by its customers and purchases pipe in certain international markets for threading and resale. Hydril manufactures premium threaded connections and provides services at facilities located in Bakersfield, California; Westwego, Louisiana; Houston, Texas; Nisku, Alberta, and Dartmouth, Nova Scotia, Canada; Maharashtra, India; Batam, Indonesia; Veracruz, Mexico; Warri, Nigeria and Aberdeen, Scotland.
     The Company’s pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling and well completion typically employed in harsh environments. The Company’s pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides aftermarket replacement parts, repair and field services for its installed base of pressure control equipment. Hydril manufactures pressure control products at two plant locations in Houston, Texas, one plant in Veracruz, Mexico and one plant location in New Mills, England.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income or loss.
     Financial data for the Company’s business segments for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Revenue
Premium Connection	$296,982	$246,470	$184,782
Pressure Control	206,066	130,254	100,571

Total	$503,048	$376,724	$285,353

Operating income (loss)
Premium Connection	$100,053	$85,054	$60,899
Pressure Control	54,556	37,381	20,971
Corporate Administration	(22,397)	(17,479)	(15,464)

Total	$132,212	$104,956	$66,406

Depreciation and amortization
Premium Connection	$9,510	$8,587	$7,815
Pressure Control	3,438	3,116	2,920
Corporate Administration	1,854	1,984	1,902

Total	$14,802	$13,687	$12,637

Capital expenditures
Premium Connection	$16,991	$12,041	$8,188
Pressure Control	13,086	4,475	2,390
Corporate Administration	2,118	628	1,778

Total	$32,195	$17,144	$12,356

Total assets
Premium Connection	$156,423	$142,414	$121,333
Pressure Control	189,994	96,193	68,900
Corporate Administration	163,614	211,955	153,413

Total	$510,031	$450,562	$343,646

	Year Ended December 31,
(in thousands)	2006	2005	2004
Revenue (1)
United States	$271,273	$185,990	$141,418
Other Western Hemisphere	69,069	72,987	59,656

Subtotal Western Hemisphere	340,342	258,977	201,074
Eastern Hemisphere	162,706	117,747	84,279

Total	$503,048	$376,724	$285,353

Long-lived assets (2)
United States	$97,415	$86,048	$81,063
Other Western Hemisphere	29,280	19,650	18,337

Subtotal Western Hemisphere	126,695	105,698	99,400
Eastern Hemisphere	12,043	12,127	9,582

Total	$138,738	$117,825	$108,982

(1)	Revenue is presented on the basis of selling location.

(2)	Includes net property and other long-term assets, (excludes investments and deferred tax assets).
     For the year-ended December 31, 2006, no customer exceeded 10% of the Company’s consolidated revenue.
     For the year ended December 31, 2005, revenue from one customer of the Company’s premium connection segment represented 13% of the Company’s consolidated revenue.
     For the year ended December 31, 2004, revenue from two customers of the Company’s premium connection segment represented 15% and 11% of the Company’s consolidated revenue.

17. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenue	$114,060	$142,114	$117,312	$129,562
Gross profit	49,879	54,911	45,408	53,094
Operating income	32,851	36,245	27,750	35,366
Net income	22,669	25,003	19,666	23,942

Earnings per share:
Basic	$0.96	$1.05	$0.85	$1.08
Diluted	$0.94	$1.04	$0.84	$1.07

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenue	$78,817	$91,607	$92,974	$113,326
Gross profit	35,407	40,465	41,284	46,407
Operating income	22,099	24,997	27,175	30,685
Net income (1)	15,012	17,249	19,612	21,370

Earnings per share:
Basic	$0.64	$0.74	$0.83	$0.90
Diluted	$0.63	$0.72	$0.81	$0.88

(1)	The third quarter 2005 includes a $2,199,000 gain on the sale of real estate not used in operations.
18. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” SFAS 158 was effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year, however, this provision is not effective for companies until fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. Accordingly, the Company recorded a credit adjustment to accumulated other comprehensive loss of $375,000, net of a deferred tax liability of $202,000, representing unrecognized prior service costs and net actuarial gains and losses for its pension and other postretirement plans. Additionally, the Company’s net benefit liability for its post- retirement health and life plan was reduced by $664,000 and the intangible asset associated with its U.S. pension plan of $88,000 was eliminated in the adoption of SFAS No. 158.

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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. SAB 108 was effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 had no effect on the Company’s results of operations or financial condition.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
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
19. SUBSEQUENT EVENTS (Unaudited)
     The Company entered into an Agreement and Plan of Merger with Tenaris S.A. (“Tenaris”) and Hokkaido Acquisition, Inc. an indirect wholly owned subsidiary of Tenaris (“Merger Sub”), effective February

11, 2007 (the “Merger Agreement”). The Merger Agreement contemplates that Merger Sub will be merged (the “Merger”) with and into Hydril and Hydril will become an indirect wholly-owned subsidiary of Tenaris. Pursuant to the merger, each outstanding share of Hydril common stock and of Hydril class B common stock will be converted into the right to receive $97.00 per share in cash. The merger is subject to the receipt of clearance from U.S. antitrust authorities, majority approval of Hydril’s stockholders and other customary conditions. The merger is not conditioned on financing and is expected to close in the second quarter of 2007. Certain Hydril stockholders have agreed pursuant to a voting and support agreement with Tenaris (the “Voting Agreement”) to vote specified Hydril shares owned by them, representing approximately 22% of the combined voting rights, in favor of the Merger.
Amendment to Rights Agreement
     On February 11, 2007 in connection with the execution of the Merger Agreement, the Company and Mellon Investor Services LLC (the “Rights Agent”), entered into an Amendment to Rights Agreement, dated as of February 11, 2007 (the “Amendment”), to the Rights Agreement dated as of April 9, 2002 described in Note 9 above (the “Rights Agreement”), between the Company and the Rights Agent. The Amendment provides that none of (i) the announcement of the Merger, (ii) the execution and delivery of the Merger Agreement or the Voting Agreement, (iii) the conversion of shares of common stock or of class B common stock into the right to receive the Per Share Merger Consideration (as defined in the Amendment) or (iv) the consummation of the Merger or any other transaction contemplated by the Merger Agreement or the Voting Agreement will cause (1) any of Tenaris, Merger Sub, or any of their respective subsidiaries, affiliates or associates to become an Acquiring Person (as defined in the Rights Agreement), or (2) the occurrence of a Flip-In Event, a Flip-Over Event, a Distribution Date or a Stock Acquisition Date (each as defined in the Rights Agreement) under the Rights Agreement.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
     Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2006, and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management report on internal control over financial reporting is included at page 48 of this Form 10-K and the attestation report of Deloitte & Touche LLP on management’s assessment is included at page 50 of this Form 10-K.
ITEM 9B – OTHER INFORMATION
None.
PART III
     Portions of Part III of this report are incorporated by reference from the proxy statement (the “Proxy Statement”) for the 2007 annual meeting of stockholders (or will be provided by an amendment to this report if such proxy statement is not filed within 120 days of December 31, 2006).
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Pursuant to General Instruction G to Form 10-K, the information regarding the Registrant’s executive officers called for by Part III Item 10 is set forth in at the end of Part I herein under the caption “Item S-K 401(b)-Executive Officers of the Registrant.” The other information required by this item will be set forth under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which sections are incorporated herein by reference.
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
ITEM 11 — EXECUTIVE COMPENSATION
     The information required by this item will be set forth under the captions “Corporate Governance — Compensation of Directors”, “Corporate Governance — Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report” and “Executive Compensation” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which sections are incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” in the Proxy Statement, which section is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.

3.	Exhibits
Exhibit No.

2.1*	—	Agreement and Plan of Merger among Hydril Company, Tenaris S.A. and Hokkaido Acquisition, Inc. dated as of February 11, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on February 12, 2007).

3.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).

3.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.2*	—	Rights Agreement dated as of April 9, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2002).

4.3*	—	Amendment to the Rights Agreement, dated as of February 11, 2007 between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on February 12, 2007).

10.3*+	—	Employment Agreement with Neil Russell dated March 12, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.5*+	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.6*+	—	Amendment to Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year-ended December 31, 2003).

10.7*+	—	Form of Stock Option Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.8*+	—	Form of Stock Option Award Agreement for Non-employee Directors under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.9*+	—	Form of Restricted Stock Unit Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.10*+	—	Form of Restricted Stock Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.11*+	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.12*+	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).

10.13+	—	Forms of Change in Control Agreements.

10.14+	—	Description of Non-employee Director Compensation.

10.15*+	—	Executive Officer 2006 Bonus Criteria under the 2006 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.16*+	—	2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.17*+	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.18*+	—	Form of Restricted Stock Unit Agreement (Performance-Based) for Employees under the Hydril 2000 and 2005 Incentive Plans (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.19*+	—	Hydril Company 2005 Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 8, 2005).

10.20*+	—	Form of Deferred Share Unit Award Agreement between Hydril and Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on May 23, 2005).

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Independent Registered Public Accounting Firm.

24.1	—	Powers of Attorney.

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

+	Denotes management compensatory plan or agreement.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2007.

HYDRIL COMPANY

By:	/s/ Chris D. North

Chris D. North
Vice President of Finance, Chief Financial Officer and Secretary
(Authorized officer and principal accounting and financial officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 1st day of March 2007.

Signature	Title

/s/ CHRISTOPHER T. SEAVER	President, Chief Executive Officer and Chairman of the Board
Christopher T. Seaver	(Principal Executive Officer)

/s/ Chris D. North	Vice President of Finance, Chief Financial Officer and Secretary
Chris D. North	(Authorized Officer and Principal Accounting and Financial Officer)

*	Chairman Emeritus of the Board
Richard C. Seaver

*	Director
Jerry S. Cox

*	Director
Roger Goodan

*	Director
Gordon T. Hall

*	Director
Kenneth S. McCormick

*	Director
Patrick T. Seaver

*	Director
T. Don Stacy

*	Director
Lew O. Ward

*By:	/s/ CHRISTOPHER T. SEAVER
Christopher T. Seaver
Attorney-in-fact

INDEX TO EXHIBITS
Exhibit No.

2.1*	—	Agreement and Plan of Merger among Hydril Company, Tenaris S.A. and Hokkaido Acquisition, Inc. dated as of February 11, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on February 12, 2007).

3.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).

3.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.2*	—	Rights Agreement dated as of April 9, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2002).

4.3*	—	Amendment to the Rights Agreement, dated as of February 11, 2007 between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on February 12, 2007).

10.3*+	—	Employment Agreement with Neil Russell dated March 12, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.5*+	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.6*+	—	Amendment to Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year-ended December 31, 2003).

10.7*+	—	Form of Stock Option Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the year-ended December 31, 2004).

Exhibit No.

10.8*+	—	Form of Stock Option Award Agreement for Non-employee Directors under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.9*+	—	Form of Restricted Stock Unit Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.10*+	—	Form of Restricted Stock Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.11*+	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.12*+	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).

10.13+	—	Forms of Change in Control Agreements.

10.14+	—	Description of Non-employee Director Compensation.

10.15*+	—	Executive Officer 2006 Bonus Criteria under the 2006 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.16*+	—	2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.17*+	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.18*+	—	Form of Restricted Stock Unit Agreement (Performance-Based) for Employees under the Hydril 2000 and 2005 Incentive Plans (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.19*+	—	Hydril Company 2005 Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 8, 2005).

10.20*+	—	Form of Deferred Share Unit Award Agreement between Hydril and Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on May 23, 2005).

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Independent Registered Public Accounting Firm.

Exhibit No.

24.1	—	Powers of Attorney.

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

+	Denotes management compensatory plan or agreement.