Form 10-K/A
period 2006-12-31
HYDRIL CO
filed 2007-04-30
CIK 1116030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-31579
HYDRIL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	95-2777268
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3300 NORTH SAM HOUSTON PARKWAY EAST
HOUSTON, TX	77032-3411
(Address of principal executive offices)	(Zip Code)
(281) 449-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of each exchange on which Registered:
Common Stock, par value $.50 per share	Nasdaq Global Select Market
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2007.

Class	Outstanding at April 25, 2007
Common Stock, $.50 par value per share	17,956,834 shares
Class B common stock outstanding	2,928,332 shares

Explanatory Note
     Hydril Company (“Hydril” or the “Company”) hereby amends its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 1, 2007, pursuant to Instruction G(3) to Form 10-K, by completing Items 10 through 14 appearing in Part III thereof. In its Form 10-K as originally filed, Hydril indicated that the information required for such items would be incorporated by reference from the proxy statement related to its 2007 annual stockholders meeting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
EXECUTIVE OFFICERS
     Pursuant to General Instruction G to Form 10-K, the information regarding Hydril’s executive officers called for by Part III Item 10 was set forth at the end of Part I of the Form 10-K as originally filed under the caption “Item S-K 401(b)-Executive Officers of the Registrant.”
DIRECTORS
     The following biographical information regarding Hydril’s directors is as of March 21, 2007.
     Jerry S. Cox, age 56, became a director of Hydril in January 1999. Currently, Mr. Cox is Chairman and President of Cox & Perkins Exploration, Inc., an independent exploration and production company, positions he has held since founding Cox & Perkins in 1976. Mr. Cox received his Masters of Theology degree from Houston Baptist University in 2004.
     Roger Goodan, age 61, became a director of Hydril in March 2002. With the consent of the Compensation & Corporate Governance Committee, Mr. Goodan provides consulting services to the energy industry. Mr. Goodan served in various executive positions at Schlumberger Limited, including Vice President of Schlumberger Oilfield Services from 1973 until his retirement in 2001.
     Gordon T. Hall, age 47, became a director of Hydril in March 2002. Mr. Hall served in various positions at Credit Suisse First Boston, an investment banking firm, including Managing Director, Senior Oil Field Services Analyst, co-head of the global energy group and Houston equity branch manager from 1987 until his retirement in February 2002. Currently, he is also Chairman of the Board of Hanover Compressor Company.
     Kenneth S. McCormick, age 56, became a director of Hydril in November 2000. Since 2001, Mr. McCormick has been a managing member of the Mill Creek Development Company LLC, a real estate and development company. Mr. McCormick has also been engaged as an independent investor and advisor since September 1999. From March 1999 to September 1999, he served as Senior Executive Vice President of Metro-Goldwyn-Mayer Inc., and was responsible for strategic development. Mr. McCormick was a managing director of J.P. Morgan & Co. from 1993 to March 1999, and President of Kleinwort Benson Cross Financing, Inc. from 1984 to 1991. Mr. McCormick is also a director of Athilon Capital Corp. in New York, a privately held financial services company.
     Christopher T. Seaver, age 58, is Hydril’s Chairman of the Board, President, and Chief Executive Officer. He has served as Chairman since November 2006 and as President since June 1993, and as Chief Executive Officer and as a director since February 1997. He is a director and the First Vice-President of the Petroleum Equipment Suppliers Association, a director and Chairman of the National Ocean Industries Association, and a director of the American Petroleum Institute.
     Patrick T. Seaver, age 56, became a director of Hydril in 1979 and in 2002 became Vice Chairman of the Board of Directors. Since 1985, he has been a partner with the law firm of Latham & Watkins LLP.
     Richard C. Seaver, age 84, is Hydril’s Chairman Emeritus of the Board, a position he has held since November 2006. Mr. Seaver has served as a Chairman of the Board from 1992-2006, as a director since 1964, as President from 1964 to 1986, as Chairman of the Board of Directors’ Executive Committee from 1964 to 1992, and as Secretary and General Counsel from 1957 to 1964.
     T. Don Stacy, age 73, became a director of Hydril in May 2000. Mr. Stacy served as President and Chairman of the Board of Amoco Eurasia Petroleum Co., an oil and gas exploration and production company, from

February 1994 until his retirement in August 1997. Mr. Stacy served as Chairman of Crestar Energy Ltd. from 1992 until 1996.
     Lew O. Ward, age 77, became a director of Hydril in March 1997. Since 1981, he has served as Chairman of the Board of Ward Petroleum Corporation, an independent exploration and production company founded by Mr. Ward. From 1981 to 2001, he also served as Chief Executive Officer of Ward Petroleum. Mr. Ward has 45 years of service with Ward Petroleum and its predecessors. He is past Chairman of the Independent Petroleum Association of America and a recipient of its “Roughneck of the Year” award.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Hydril’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of Hydril’s equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Hydril common stock. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish Hydril with copies of all forms they file under Section 16(a).
     To Hydril’s knowledge, based solely on a review of the copies of such reports furnished to it and written representations that such reports accurately reflect all reportable transactions and holdings, during the year ended December 31, 2006, all Section 16(a) reports applicable to its officers, directors and greater than 10% beneficial owners were filed on a timely basis.
CODE OF BUSINESS CONDUCT AND ETHICS
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
SHAREHOLDER COMMUNICATION WITH THE BOARD OF DIRECTORS
     There have been no material changes to the procedures by which security holders may recommend nominees to Hydril’s board of directors since those procedures were described in Hydril’s proxy report for its 2006 annual stockholder meeting.
AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
     Hydril’s board of directors has an Audit Committee. The Audit Committee consists of Messrs. McCormick (Chairman), Cox and Hall. The Board has determined that several members of the Audit Committee are “audit committee financial experts,” as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, including the chairman of the Audit Committee, Mr. McCormick, whose relevant experience is described in his biography earlier in this Item.

     ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
     This Compensation Discussion and Analysis addresses the following topics:
•	Members and role of the Compensation and Corporate Governance Committee

•	Compensation-setting process

•	Philosophy regarding executive compensation

•	Elements of the executive compensation program

•	Compensation decisions for 2006 and for the first quarter of 2007 with respect to the executive officers

•	Executive compensation policies

•	Change-in-control arrangements
Members and Role of the Compensation and Corporate Governance Committee
Committee Members and Independence
     The Compensation and Corporate Governance Committee (“the Committee”) of the Board of Directors currently consists of three independent non-employee directors, Messrs. Stacy, Ward and Goodan.
Role of the Committee
     The Committee operates under a written charter adopted by the Board of Directors in March 2004. The Hydril Company web site, www.hydril.com, contains a copy of the charter, which can be located by clicking on “Investor Info” and then “Corporate Governance.”
     Among other things, the Committee serves to:
•	Discharge the Board of Directors’ responsibilities relating to executive compensation

•	Review and approve goals and objectives relevant to CEO compensation and evaluate the CEO’s performance in light of those goals and objectives

•	Review all elements of compensation of executive officers and approve appropriate adjustments based on the Committee’s evaluation

•	Administer annual and longer-term incentive and other compensation plans

•	Prepare an annual report for the Company’s proxy statement

•	Review management succession planning and development

•	Review and approve non-employee director compensation

•	Oversee fulfillment of corporate governance standards
Committee Meetings
     The Committee generally holds at least three regularly scheduled meetings per year to perform its duties and responsibilities. In 2006, the Committee held five meetings. So far during 2007, the Committee has held two meetings. Mr. Stacy, the Chairman of the Committee, the Chief Executive Officer and the Vice President of Human Resources establish the meeting agendas. The meetings are attended by the Committee members and as needed, other directors, the Chief Executive Officer, the Chief Financial Officer, the Vice President of Human Resources and outside advisors, including a compensation consultant. As deemed appropriate by the Committee, it meets in executive session, without any members of management present.
     The Committee receives and reviews materials in advance of each meeting. These materials include information management believes will be helpful to the Committee as well as materials the Committee has specifically requested. Depending on the agenda for a particular meeting, these materials may include:
•	Financial reports on year-to-date performance versus budget and compared to prior year performance

•	Calculations and reports on levels of achievement of individual and corporate performance objectives

•	Reports on the Company’s strategic objectives and budget for future periods

•	Information on the executive officers’ stock ownership, option and restricted stock unit holdings

•	Information regarding equity compensation plan dilution

•	Tally sheets setting forth the total compensation of the executive officers, including base salary, cash incentives, equity awards, perquisites and other compensation and any amounts payable to the executive officers upon voluntary or involuntary termination, early or normal retirement or following a change-in-control of Hydril

•	Information regarding compensation programs and compensation levels at peer companies for employees including executive officers and the members of the board of directors
Compensation-Setting Process
A Continuing Process
     The compensation setting process takes place over the course of a number of meetings of the Committee during the year. During the first quarter of the year, the Committee typically reviews and approves executive base salary changes and the payment of annual cash performance compensation with respect to the prior year, establishes the annual cash incentive plan for the current year, and reviews the Committee’s performance, charter, and fulfillment of corporate governance standards. During the second quarter, the Committee generally reviews and approves executive equity incentive compensation of executive officers and compensation of non-employee directors, and reviews compliance with the stock ownership guidelines. During the third quarter, the Committee typically reviews management succession and development plans. During the fourth quarter, the Committee generally reviews the compensation philosophy, the incentive and executive benefit plans, and reviews the Company’s annual budget for merit-based base salary increases and the executive non-equity incentive objectives for the next year. Any changes to incentive or executive benefit plans are generally subject to final approval of the Board of Directors and, if applicable, of shareholders, based on the recommendations of the Committee.
     The Company’s fundamental business objectives and strategy play a key role in the compensation decisions and design. The processes such as business and succession planning, evaluation of management performance, review of best practices in corporate governance, and consideration of the business environment happen year-round.
Management’s Role in the Compensation-Setting Process
     Management plays a significant role in the compensation-setting process. The Chief Executive Officer and the Vice President of Human Resources work with the Chairman of the Committee in establishing the agendas for Committee meetings. Management also prepares information for each Committee meeting, as described above.
     The Chief Executive Officer also participates in Committee meetings at the Committee’s request to provide:
•	Background information regarding the Company’s strategic objectives

•	Suggestions on annual performance targets

•	His evaluation of the performance of the executive officers (other than himself)

•	Compensation recommendations for the executive officers (other than himself)
     The Vice President of Human Resources also participates in Committee meetings at the Committee’s request to:
•	Provide Hydril compensation data

•	Provide background information, particularly regarding items such as proposed amendments to plans

•	Implement the compensation processes as approved by the Committee

•	Discuss the succession planning

•	Take minutes of the meetings
Committee Consultants
     The Committee’s Charter grants the Committee the sole and direct authority to hire and fire consultants and approve their compensation. The Committee engaged Stone Partners, Inc., a compensation consulting firm, in 2005 and directed them to provide research reports and advice regarding compensation levels and compensation programs for executives and non-employee directors. See “—Compensation Benchmarking Relative to Market” below for further information regarding the compensation data and other information provided by Stone Partners. Stone Partners also provides assistance to the Committee with respect to corporate governance matters as they relate to executive compensation. The Committee instructed Stone Partners to report directly to them. The Committee authorized Stone Partners to communicate with Mr. Danford, Hydril’s Vice President of Human Resources, to obtain Hydril compensation information.
Establishment of Performance Objectives for Incentive Compensation
     For performance-based pay, the compensation-setting process cycle begins in the fourth quarter with a preliminary determination of the individual and corporate performance objectives for executive officers for the annual cash performance plan for the following year. The Committee engages in an active dialogue with the Chief Executive Officer concerning strategic objectives and performance targets. The Committee reviews the appropriateness of the financial measures used in the non-equity incentive plan and the degree of difficulty in achieving specific performance targets. Financial performance objectives are established on the basis of a targeted operating income for Hydril on a consolidated basis and for each business segment. Individual objectives for executive officers, which support corporate strategic objectives, are also chosen for the non-equity incentive compensation plan. The annual cash performance plan is finalized in the first quarter of the year.
     Beginning in 2005, the vesting of a portion of the equity awards made to executive officers has been subject to the achievement of specified performance conditions. Prior to granting such awards during the second quarter of the year, the Committee establishes the applicable corporate performance objectives. In doing so, the Committee reviews the appropriateness of the financial measures used in the past and the degree of difficulty in achieving specific performance targets. The Chief Executive Officer provides input on the level of the performance targets. To date, the financial performance objectives for these awards have been based on Hydril’s after-tax return on capital employed, both absolute and relative to a specified peer group.
Compensation Benchmarking Relative to Market
     The Committee believes that pay practices at other companies provides useful information because the Company’s compensation practices must be competitive in the marketplace in order to attract and retain executive talent. Accordingly, the Committee reviews compensation levels for the executive officers against compensation levels at the companies in an industry peer group. Stone Partners analyzed the executive compensation data in the proxy statements of an industry peer group consisting of 21 publicly traded oilfield services companies comparable in size to the Company in terms of annual revenues and the value of ongoing operations. For 2006 and the first quarter of 2007, the following companies comprised the peer group:
•	Cameron International Corporation

•	Carbo Ceramics, Inc.

•	Core Laboratories NV

•	Dril-Quip, Inc.

•	Grant Prideco, Inc.

•	Hanover Compressor Company

•	Helix Energy Solutions Group, Inc.

•	Lone Star Technologies, Inc.

•	Lufkin Industries, Inc.

•	Horizon Offshore, Inc.

•	Maverick Tube Corporation*

•	NS Group Inc.*

•	NATCO Group, Inc.

•	National Oilwell VARCO, Inc.

•	Newpark Resources, Inc.

•	Oceaneering International, Inc.

•	Oil States International, Inc.

•	Superior Energy Services, Inc.

•	Tetra Technologies, Inc.

•	Universal Compression Holdings, Inc.

•	W-H Energy Services, Inc.

*	Company acquired during 2006 and accordingly not included in 2007 peer group.
     Each year the Committee carefully reviews, and as it deems appropriate, adjusts, the composition of the peer group and reviews the compensation paid at these companies, as well as their corporate performance. In addition, the Committee reviews results from Stone Partners’ annual Oilfield Manufacturing and Services Executive Compensation Survey. Stone Partners also provided the Committee with information regarding compensation programs and compensation levels from national survey data for the oilfield services and/or energy industry compiled by Watson Wyatt Worldwide, Pearl Meyer Partners, and the National Society of Professional Engineers (adjusted to reflect the Company’s annual revenue size where possible). The industry peer group, industry survey and national survey data are collectively referred to as the “survey data” throughout this Compensation, Discussion & Analysis. Stone Partners also provides advice on compensation trends in total direct compensation, including types and value of awards being used for equity incentive compensation.
Committee Effectiveness
     The Board of Directors periodically reviews the performance of the Committee and may make recommendations with a view to improving the effectiveness of the Committee. The Committee also annually reviews the effectiveness of the compensation program in obtaining desired results.
Philosophy Regarding Executive Compensation
     The Committee designs Hydril’s executive compensation program to:
•	Attract, motivate, retain and reward the executive talent that Hydril needs in order to maximize its return to stockholders

•	Provide performance-based incentives that motivate and reward the achievement of specified short and long-term objectives designed to create stockholder value

•	Align the executive’s interests with those of our stockholders
Pay-for-Performance
     Direct compensation consists of base salary, annual cash performance compensation and equity incentive compensation. The Committee establishes a targeted total direct compensation level (i.e., direct compensation achievable upon attainment of target objectives) for each of the executive officers. The Committee seeks to make a significant portion of targeted total direct compensation of executive officers contingent upon the achievement specified objectives and/or dependent upon the value of the stock. Performance-based pay generally consists of annual cash performance compensation, paid upon achievement of specified corporate, segment and individual performance objectives intended to create value for stockholders, and long-term equity incentive compensation, the value of which depends upon the stock price and a portion of which is also contingent upon achievement of specified financial objectives. With regard to the mix of short-term cash versus long-term equity compensation, the Committee’s philosophy is to emphasize compensation designed to create long-term return to stockholders. Accordingly, the Committee seeks to provide that at least a majority of targeted performance-based pay consist of long-term equity incentive compensation (based on the fair market value at the date of grant).
Overall Market Position
     In determining the appropriate amount for each element of direct compensation, the Committee reviews the targeted direct compensation for comparable positions at similar corporations with which the Company competes for executive talent, as well as the survey data generally. The Committee believes that the overall compensation of executive officers should be competitive with the oilfield services industry in which the Company generally vies for executive talent. However, the Committee also believes that there are other important considerations that may make it appropriate for compensation of an executive to be above or below the market median. Accordingly, the Committee generally strives to maintain total targeted direct compensation within a broad range surrounding the 50th percentile of the survey data. This approach allows the Committee the flexibility to adjust compensation appropriately in light of the additional factors it considers (see “—Additional Considerations” below). The Committee also believes this approach lessens the potential for automatic increases of salaries and incentives that could occur with a more inflexible and narrowly defined approach.
Additional Considerations
     In making its determinations regarding direct compensation, the elements of the compensation philosophy as described above generally guides the Committee. However, the Committee also considers:
•	Individual historical compensation levels

•	The management of direct compensation over an executive’s career

•	The executive’s performance over time and level of experience

•	The potential future contribution of the executive

•	The executive’s role and responsibilities

•	Relative compensation levels among the Company’s executive officers
     The Committee may also consider:
•	Industry conditions

•	Hydril performance overall and in comparison to the industry peer group

•	The overall effectiveness of the compensation program in achieving desired performance levels
Elements of Compensation
Direct Compensation
     Base Salary - Base salaries of executive officers are designed to generally be competitive with executive salary levels at comparable organizations. Maintaining competitive base salaries is also important to the competitiveness of other elements of compensation, given that incentive compensation is typically expressed as a percentage of base salaries. The Committee considers comparable salary information from the survey data that is provided by the compensation consultant. In establishing base salary compensation for its executive officers, while the Company targets a relatively broad range surrounding the 50th percentile of the survey data for executive officers having similar responsibilities, in particular in the case of base salaries, the Committee also takes into consideration the factors described above under “Philosophy Regarding Executive Compensation—Additional Considerations.” Consequently, executive officers with higher levels of sustained performance over time and/or executive officers assuming greater responsibilities are paid correspondingly higher salaries. In determining base salary levels, the Committee applies a subjective assessment of individual performance and uses no specific performance formula or weighting of these or other factors.
     In addition, in the case of Mr. Russell, his base salary is subject to a threshold requirement set forth in an employment agreement. Hydril entered into the employment agreement with Mr. Russell in connection with his reassignment to the United Kingdom in June 2004. The employment agreement provides that Mr. Russell’s employment is at will and that the agreement shall not be construed as a contract of employment. Under the terms of the agreement, Mr. Russell receives an initial base salary of approximately £130,000 per year (subject to annual increase in base salary as determined by the Committee).
     Annual Cash Performance Compensation - In the past, the Company’s annual cash performance compensation has consisted of compensation under an annual Management Incentive Plan (the “MIP”). In addition, with respect to 2006, the Committee approved the payment of certain discretionary bonus amounts based on Hydril’s record financial results for 2006, the Committee’s subjective evaluation of individual performance, and other factors, in addition to the amounts payable under the terms of the MIP.
     The MIP is a non-equity incentive compensation program which promotes a pay-for-performance philosophy by placing a significant portion of total compensation at risk and providing executive officers with direct financial incentives in the form of annual cash payments based on individual, segment and company performance. The MIP is administered by the Committee and is designed to:
•	Create shareholder value

•	Provide a financial incentive to focus on specific performance targets

•	Reward employees based on individual and company/segment performance

•	Encourage employees to continually improve Company performance
     The MIP provides for objectives to be established in three areas:
•	Hydril’s total company financial performance

•	segment financial performance and

•	individual performance against objectives
     The objectives set are intended to require substantial effort on the part of the executive officers to achieve. The Committee strives to set performance goals that are both measurable and achievable while providing an incentive to continue to grow the Company. Historically, operating income has been the financial measure for both consolidated and segment performance. Operating income is used as the financial measure for the MIP because of management’s ability to directly impact operating income, as a result of which the Committee believes it is a relatively accurate measurement of management’s operational performance and provides an effective incentive for desired performance. Where an executive is associated with a particular business segment, a component of the executive’s MIP award is based on the operating income of that segment in order to more closely track pay for performance. Individual performance objectives vary from year to year depending on what the Committee deems to be most significant for a given year. The Committee establishes the relative weighting, in the case of each executive officer, of company financial performance and individual performance, and where applicable, segment financial performance, for purposes of the MIP.
     The Committee establishes a target award amount (expressed as a percentage of base salary) under the MIP for each executive officer, which is the amount payable upon attainment of target levels of performance. In doing so, the Committee considers a review of the survey data for that executive’s position, the executive’s level of responsibility and his ability to impact the Company’s success. Accordingly, the Committee recognizes market differences in incentive award opportunities between organizational levels. The Committee generally seeks to make the target award amount for each executive generally reflective of the 50th percentile of the survey data for that executive’s position. When targeted performance levels are exceeded, the pay out under the MIP generally ranges between the 50th and 75th percentile of the survey data. In addition, in the case of Mr. Russell, his employment agreement provides that he participate at a target rate of at least 50% of his base salary.
     With regard to each of the operating income performance measures, the Committee determines the levels of performance that will result in given amounts of compensation being paid under the MIP for that component. The Committee establishes three levels of performance for each measure: a threshold level, below which no award will be payable with respect to the component, a target level, at which the target award is payable, and a maximum performance level, at which the maximum award is payable and above which a participant will not receive any additional compensation. Target performance, at which 100% of the targeted award amount is payable, generally equals the plan or budgeted level of operating income for the year. The MIP pays an incentive of 50% of the targeted bonus for performance at 90% of the established operating income plan, which is the threshold performance level. Maximum payout, of 150% of the targeted award, occurs if performance is at least a specified percentage above plan (the maximum target level has varied from year to year in the discretion of the Committee). Award amounts are prorated for performance between the minimum and maximum levels.
     In the case of the individual objectives, there are no specified threshold, target or maximum performance levels. The individual objectives are also not subject to any particular weighting. The MIP provides that in order for the payout for the individual objectives component to exceed 100% of the target award amount for that component, the corporate or segment financial performance objectives, must be at or above the target performance levels established for those components.
     At the beginning of each year, the Committee certifies the previous year’s performance results under the MIP and the total awards to be paid to each executive officer. In the case of individual objectives, the Committee evaluates the achievement or progress toward the objectives in the case of each named executive officer in light of the officer’s position and duties, and determines with respect to each executive officer, in the Committee’s discretion, a percentage achievement with respect to the individual objectives, which is the basis for the percentage of target award paid out under the individual objective component.
     Equity Incentive Compensation - Prior to Hydril’s initial public offering, stockholders approved the Hydril Company 2000 Incentive Plan. On May 17, 2005, stockholders approved the Hydril Company 2005 Incentive Plan. The purposes of the incentive plans are to advance Hydril’s interests and the interests of its stockholders by providing a means to attract, retain, and reward eligible employees. In addition, the plans enable eligible employees to acquire or increase a proprietary interest in Hydril, thereby promoting a closer identity of interests between them and Hydril’s stockholders. The plans provide for a variety of equity awards that may be made, including stock options, stock units, restricted stock and stock appreciation rights.
     Restricted stock unit awards granted under the incentive plans are the primary type of long-term incentive award used by Hydril in recent years. Restricted stock units are denominated and settle in shares of common stock on a one-for-one basis. The restricted stock unit awards are designed to encourage executive officers to retain an ownership interest in the Company, to align their interests with those of stockholders and to reward increases in the Company’s share price over time. The Committee has chosen restricted stock units because the Committee believes they have more predictable incentive value as compared to stock options, as they are more certain to provide some value to an executive officer during periods of stock market volatility, while stock options sometimes have a limited perceived value and may do little to retain executive officers when the company’s stock price drops below the option exercise price.
     In determining appropriate award amounts, the Committee reviews the survey data. Equity incentives are generally based on targeting a range in the vicinity of the 50th percentile of survey data (based on grant date fair market value). However, the Committee also takes into account the factors described above under “Philosophy Regarding Executive Compensation—Additional Considerations”. The Committee also believes that compensation for higher-level positions should have greater emphasis on longer-term incentives. The Committee further considers recommendations of the compensation consultant, the CEO and his management team and takes into account the risk of losing the executive to other employment opportunities. The Committee determines the amount of equity incentive awards for executive officers, if any, on an annual basis, usually at its May meeting each year. The

Committee does take into consideration the value of previous awards (whether vested or not) in determining the amount of awards to make in the future.
     The Committee believes that market competitive grants, along with significant vesting requirements, are the most effective method of reinforcing the long-term nature of the incentive. The restricted stock units granted by the Committee vest over multiple years. For 2006, the Committee also chose to allocate one half of the award to time based restricted units and one half to performance based restricted units. The performance based restricted units vest on the basis of Hydril’s after-tax operating return on net capital employed on an absolute basis and relative to that of a peer group over a three year period. This financial measure was selected because the Committee feels this measure is a good reflection of the financial and operational status of the Company in relation to peers. This allocation of the restricted stock unit awards between time vesting and performance-based vesting, is intended to provide for both executive retention over time and significant incentive to improve shareholder value.
     In administering the long-term incentive plan, the Committee maintains sensitivity to the potential for dilution of future earnings per share. The Committee concentrates the use of equity grants with respect to employees who it believes will have the greatest impact on the strategic direction and long-term results of the Company by virtue of their senior roles and responsibilities. In 2006, restricted stock awards were granted to approximately 70 employees, including executive officers, or about 4% of total employees. Due to the adoption of the 2005 incentive plan, the incentive plans, on a combined basis, contain a large reserve of shares which have not been awarded and/or vested. The resulting level of stock overhang is at about the 60th percentile of other oilfield services companies of similar scope and size. The stock run rate is below the 25th percentile of other oilfield services companies of similar scope and size.
     All equity awards granted to Hydril employees, including executive officers, and to directors are reflected in Hydril’s consolidated financial statements at fair market value on the grant date in compliance with FAS 123R.
Indirect Compensation
     Employee benefits are designed to be competitive and to attract and retain employees. From time to time the Committee reviews plans and, if appropriate, recommends that the Company implement changes to existing plans or adopt new benefit plans.
     Health and Welfare Benefits - The Company offers a standard range of health and welfare benefits to generally all U.S. employees including executive officers. These benefits include: medical, prescription drug, and dental coverages, life and accidental death and dismemberment insurance, short and long-term disability insurance, flexible spending accounts, and optional supplemental benefits including universal life, level term life, group legal, cancer, critical illness, accident and sickness hospitalization and disability income.
     Employee Stock Purchase Plan - The Company discontinued offering the employee stock purchase plan in 2006 with the implementation of FAS 123R.
     Defined Benefit Pension Benefits - The Hydril Company Retirement Plan, a defined benefit plan, was frozen effective December 31, 2001, in connection with Hydril’s amendment and restatement of the Hydril Company Savings Plan to provide for a defined contribution retirement plan. No additional benefits will accrue under the Hydril Company Retirement Plan. Neil Russell participates instead in the Hydril U.K. Pension Plan, which was frozen effective July 31, 2003, in connection with the adoption of a defined contribution plan. No additional benefits will accrue under the Hydril U.K. Pension Plan. See the Pension Benefits Table on page 25 for additional information.
     401(k) Plan - The Company offers a defined contribution 401(k) plan to substantially all of its U.S. employees. The participants may contribute, on a pretax basis, any of their eligible wages, up to an IRS limit, which was $15,000 for 2006. The Company makes matching contributions with respect to these employee pretax contributions equal to 50% of the contributions made by a participating employee of the first 6% of the employee’s eligible wages. Employees become fully vested in employer contributions after five years of employment and are ratably vested prior to that time. Employees age 50 or over are entitled to make an additional pretax contribution of up to $5,000 per year, which is not subject to the Company match. In addition, employees may make an additional after-tax contribution of up to 6% of their eligible wages, subject to a limitation, which was $13,200 for 2006.
     In addition, under the defined contribution retirement element of the 401(k) Plan, the Company makes additional contributions as a percentage of eligible wages for all participating employees. Beginning January 1, 2007, these contributions are subject to three-year cliff vesting; previously they were subject to five-year cliff vesting. These contributions are based on the following schedule:

% of Base Salary
Employee’s Age	Contributed to Plan
Less Than 35 years	2.0%
35-39	2.5%
40-44	3.0%
45-49	3.5%
50-54	4.0%
55-59	4.5%
60 or older	5.0%
     The Company makes additional supplemental contributions under the defined contribution retirement element of the 401(k) Plan for employees who were age 45 or older as of December 31, 2001, based on their age as of that date. Those supplemental contributions are as follows:

Employee’s Age at	% of Base Salary
December 31, 2001	Contributed to Plan
45-49	1.0%
50-54	1.5%
55 or older	2.0%
     The contributions by the Company to the 401(k) Plan in the case of the named executive officers are reflected in the Summary Compensation Table on page 18.
     Nonqualified Deferred Compensation Plan - The Company maintains the Restoration Plan, a nonqualified deferred compensation plan that permits eligible employees, including the U.S.-based executive officers, to elect to defer all or a part of their cash compensation (base salary and/or incentives) from the Company. The Restoration Plan allows executives to defer compensation in excess of the amount they are limited to under the 401(k) Plan. A deferral election may provide for deferring different forms of compensation (base salary and incentive compensation) at different levels, during the year. The Committee administers the plan. To the extent that participating employees can not receive contributions from the Company under the 401(k) plan due to the various limits imposed on 401(k) plans by U.S. federal income tax laws, they are eligible to receive a matching deferral contribution from the Company and Company contributions based on age as outlined above under the nonqualified deferred compensation.
     Participants in the nonqualified deferred compensation plan are able to direct their contributions to investment funds substantially the same as those available under the 401(k) plan. See the Nonqualified Deferred Compensation table on page 27 for these investment options and more information regarding the Restoration Plan. The Committee has established a rabbi trust to hold the amounts deferred under the plan by the Company’s employees. All amounts deferred under the plan remain subject to the claims of the Company’s creditors.
     Each participant will receive, at the participant’s election, a lump sum distribution or installment payments upon termination of the participant’s service with the Company and affiliates, or upon an earlier change-in-control. In April 2007, the Restoration Plan was amended to comply with 409A of the Internal Revenue Code.
     Mr. Russell, who is posted in the U.K., does not participate in the Restoration Plan. Pursuant to the terms of his employment agreement, he receives a monthly payment of $1,710 in lieu of participating in the Restoration Plan.

     Perquisites - The Company provides certain perquisites to executive officers, including reimbursement of the cost of financial and tax assistance and of country, golf and luncheon club dues. In the case of Mr. Russell, he also receives a monthly vehicle allowance of £450 under the terms of his employment agreement. To the extent the incremental cost of perquisites exceeds $10,000 in the case of any named executive officer, that is reflected in the Summary Compensation Table on page 18.
Compensation Decisions
     This section describes significant compensation decisions that the Committee made with respect to the executive officers for 2006 and during the first quarter of 2007.
Executive Summary
     The Committee continued to apply the principles described above in determining the compensation of the named executive officers in 2006 and the first quarter of 2007. The decisions were made in the context of a tight oilfield services labor market due to expanding exploration and production of oil and the operating results for Hydril for the last three years having included record revenues, gross profit and net earnings. In addition, executive compensation decisions during the first quarter of 2007 were subject to certain limitations agreed to between Hydril and Tenaris, pending the business combination in which Hydril will become a wholly owned subsidiary of Tenaris.
     In summary, significant executive compensation decisions made for 2006 and the first quarter of 2007 were as follows:
•	For 2006, the Committee increased base salaries for the named executive officers, on average, by 7%

•	For 2007, the Committee increased base salaries for the named executive officers, on average, by approximately 11%

•	Named executive officers received annual cash performance compensation payments with respect to 2006 of, on average, 117% of their base salaries for 2006; these payments included both payments under the 2006 MIP and discretionary bonus amounts

•	The executive officers received equity incentive awards during 2006 with grant date fair values of, on average, 208% of their base salaries for 2006
Base Salary Decisions
     The Committee reviewed the base salaries of executive officers in March of 2006 and 2007. In both cases, the Committee considered the recommendations of the CEO, individual factors listed above under “Philosophy Regarding Executive Compensation—Additional Considerations” and “Elements of Compensation—Direct Compensation—Base Salary” and survey data provided by the compensation consultant.
     Prior to adjustments to base salaries for 2006, the individual base salaries for the executive officers ranged between the 39th and 62nd percentile of the survey data. On the basis of its review, the Committee increased base salaries of executive officers on average 7% for 2006, retroactive to January 1, 2006. After these salary increases, base salaries of the executive officers ranged between the 43rd and 62nd percentile of the survey data.
     Consistent with its past practice, Hydril was permitted under the merger agreement with Tenaris to adjust base salaries for executive officers in the first quarter of 2007, retroactive effective to January 1, 2007, subject to certain limits agreed to between Hydril and Tenaris. On the basis of its review, the Committee increased base salaries of executive officers on average 11% for 2007, retroactive to January 1, 2007. The increase in base salaries for 2007 compared to 2006 reflects in part the Company’s significant growth in revenues for 2006 as compared to 2005. After the salary increases in 2007, base salaries for the individual executive officers were between the 47th and 70th percentile of the survey data used for the compensation decisions in the first quarter of 2006.

     The base salaries for each of the named executive officers for each of 2005, 2006 and 2007 are set forth in the table below.

Executive/Title	2005 Salary	2006 Salary	2007 Salary
Christopher T. Seaver, President/Chief Executive Officer	$385,000	$405,000	$445,500
Chris D. North, Chief Financial Officer and Secretary	184,000	205,000	225,500
Charles E. Jones, Executive Vice President, Chief Operating Officer	276,000	290,000	319,000
Neil G. Russell, Sr VP Premium Connections and Business Development(1)	246,626	262,105	302,591
E. Charles Chauviere III, VP Pressure Control	184,000	200,000	220,000

(1)	Mr. Russell’s 2005 and 2006 base salaries are denominated and paid monthly in pound sterling and the amounts set forth above in dollars are based on the exchange rate at the time of payment. His 2007 base salary, which is also denominated and payable in pound sterling is presented in dollars using a conversion rate of .5172.
     The amount that executives would receive in the event of a termination of employment following the merger in the circumstances described beginning on page 28 of this report under “Potential Payments Upon Termination or Change in Control” is based in part on the executive’s salary as in effect as of the termination date or as of the date of the Change-in-Control, whichever is greater. Accordingly, the increases in salary described above have the additional effect of increasing the potential severance payments under the Change-in-Control agreements. In the case of Mr. Seaver, each dollar of salary increase has the follow-on effect of increasing the potential lump-sum payout under his Change-in-Control agreement by $2.90. In the case of the other executive officers, each dollar of salary increase has the follow-on effect of increasing the potential lump-sum payout under his change in control agreement by $2.00. The potential cash payment amounts under the Change-in-Control agreements set forth on page 30 reflect the effect of the increase in base salary for 2007.
Annual Cash Performance Compensation for 2006
     The Committee established the 2006 MIP in March 2006. As discussed above, with respect to annual performance compensation, the Committee targets a pay out in an amount reflective of the 50th percentile of the market median when target performance levels are attained. When the 2006 MIP was established, individual 2005 base salaries plus target 2006 MIP compensation for the executive officers ranged between the 41st and 59th percentile.
     The Committee determined the threshold, target and maximum performance levels with respect to each financial component of the 2006 MIP. The target objectives for the financial components were as follows:

Component	Target (in thousands)
Consolidated Operating Income	$128,609
Pressure Control Segment Operating Income	45,158
Premium Connections Segment Operating Income	106,000
     In each case, the threshold performance level was 90% of the target performance level. The maximum performance levels, as a percentage of the target performance level, were 130%, 142% and 122% in the case of the consolidated operating income, pressure control segment operating income and premium connections segment operation income components, respectively.
     The Committee also established individual objectives for the named executive officers for 2006 in four areas: (1) execution, including objectives relating to improving existing operations such as specified cost reduction, product deliverability and market share objectives, (2) expansion, including objectives relating to expansion of existing capacity, product development, production at new facilities and business development, (3) financial returns, the objectives for which relate to specified return on capital employed targets, and (4) human resources, including objectives relating to development plans for management and human resources information technology.

     The Committee also determined the amount of the target payout and possible range of payouts under 2006 MIP for each executive officer. The target award opportunity for Mr. Seaver equaled 75% of base salary with a maximum award of 112.5%. The target award opportunity for Mr. Jones equaled 60% of base salary with a maximum award payable of 90%. The target award opportunity for Messrs. Russell, Chauviere and North equaled 50% of base salary with a maximum award payable of 75%. See “Grants of Plan-Based Awards” on page 21 for the amounts, in dollars, of the target and maximum award opportunities for each named executive officer.
     The Committee weighted the components of the 2006 MIP as follows:

	Christopher T.	Chris D.	Charles E.	Neil G.	E. Charles
Metric	Seaver	North	Jones	Russell	Chauviere III
Company Operating Income	80%	70%	80%	20%	20%
Segment Operating Income	—	—	—	50%	50%
Individual Performance Objectives	20%	30%	20%	30%	30%
     With regard to the individual performance component, the Committee determined that all of the executive officers should receive their maximum potential bonus. In addition to the individual objectives previously established, the Committee considered the other factors discussed below.
     Actual Company performance for 2006 under the financial components was as follows:

Component	Actual (in thousands)
Consolidated Operating Income	$132,212
Pressure Control Segment Operating Income	54,556
Premium Connections Segment Operating Income	100,053
     While the two business operating segments and the overall company achieved financial performance above the threshold, but below the maximum performance levels, the Committee exercised discretion and considered additional factors, and as a result awarded additional bonus amounts for 2006. Additional factors considered by the Committee included: Hydril’s record financial results for 2006, adverse changes in the marketplace not anticipated when plan targets were established, the Committee’s subjective evaluation of individual performance, and the degree to which the compensation of certain executives was believed to be below the market median. The total bonus amounts for 2006 were equal to approximately the maximum bonuses payable under the 2006 MIP (if the maximum performance levels had been achieved) in the case of Messrs. Seaver, Jones and Russell and approximately twice the maximum bonuses payable under the 2006 MIP in the case of Messrs. North and Chauviere. Due to the degree of discretion exercised by the Committee, the amounts paid with respect to 2006 performance are set forth in the “Bonus” column of the Summary Compensation Table on page 18, rather than as Non-Equity Incentive Plan Compensation.
     The total amounts of annual cash performance compensation paid for 2006 are set forth below. These amounts are consistent with a limitation agreed to between Hydril and Tenaris pursuant to the merger agreement.

2006 Total
Executive	Bonus
Christopher T. Seaver	$450,000
Chris D. North	310,000
Charles E. Jones	260,000
Neil G. Russell(1)	206,315
E. Charles Chauviere III	310,000

(1)	Mr. Russell’s compensation is denominated and paid in pound sterling and is set forth above in dollars using a conversion rate of .5172.

     The amount that executives would receive in the event of a termination of employment following the merger in the circumstances described beginning on page 28 of this report under “Potential Payments Upon Termination or Change in Control” is based in part on the executive’s prior three years’ average annual bonuses. Accordingly, the 2006 bonuses have the effect of increasing the potential severance payments under the Change-in-Control agreements. In the case of Mr. Seaver, each dollar of 2006 bonus has the follow-on effect of increasing the potential lump-sum payout under his Change-in-Control agreement by $0.97. In the case of the other executive officers, each dollar of 2006 bonus has the follow-on effect of increasing the potential lump-sum payout under their Change-in-Control agreements by $0.67. The potential cash payment amounts under the Change-in-Control agreements set forth on page 30 reflect the effect of the full amount of the 2006 bonuses.
Establishment of 2007 Management Incentive Plan
     Pursuant to the merger agreement, Hydril and Tenaris agreed that Hydril would establish a 2007 MIP, participation in which would be limited to employees who participated in the 2006 MIP along with additions due to hiring and promotions in the ordinary course of business consistent with past practice. In establishing the 2007 MIP, Hydril was required to set threshold, target, and maximum payout amounts that were the same as in 2006 and to set financial criteria and financial performance levels that were substantially equivalent to 2006 in terms of difficulty to achieve. In March 2007, the Committee adopted the 2007 MIP. Under the 2007 MIP, executive officers may earn the following amounts, subject to attainment of specified performance objectives:

Name	Threshold(1)	Target	Maximum
Christopher T. Seaver	$133,650	$334,125	$501,188
Chris D. North	39,463	112,750	169,125
Charles E. Jones	76,560	191,400	287,100
Neil G. Russell(2)	52,953	151,296	226,943
E. Charles Chauviere III	38,500	110,000	165,000

(1)	Amounts assume threshold performance under the financial objective components and no payout under the individual component (which has no threshold level).

(2)	Mr. Russell’s bonus opportunities are denominated in pound sterling and are set forth above in dollars using a conversion rate of .5172.
     Upon the effective time of the merger, Tenaris may modify or terminate the 2007 MIP, but amounts properly accrued under generally accepted accounting principles of the benefits of participants as of that time must be used to pay annual incentive payments to participants in the 2007 MIP for 2007.
     After the increase in base salaries for 2007, the individual executive officers’ total targeted cash compensation (base salary plus target MIP awards) for 2007 ranged from the 43rd to the 65th percentile of the survey data used for the compensation decisions in the first quarter of 2006.
Equity Incentive Compensation Decisions
     The Committee determined the target value of equity compensation (the grant date fair value) based on the considerations described above under “Elements of Compensation—Direct Compensation—Equity Incentive Compensation.” In June 2006, Hydril granted 7,150 restricted stock units to the CEO, 4,450 restricted stock units to the COO and 2,650 restricted stock units to each of the other executive officers, in each case which vest over five years. The vesting schedule for all of these restricted stock units is 60% after 3 years, 20% after the 4th year and the final 20% after the 5th year. In addition Hydril granted 7,150 performance restricted stock units to the CEO, 4,450 performance restricted stock units to the COO and 2,650 performance restricted stock units to each of the other executive officers, the terms of which are discussed in more detail below.
     The vesting of these performance restricted stock units depends upon whether, and the extent to which, specified performance objectives relating to After-Tax Operating Return on Capital Employed (“ROCE”) are attained for the three-year period ending December 31, 2008. None of the performance restricted stock units will vest unless Hydril achieves a minimum ROCE specified by the Committee for the three-year period, and the ROCE achieved is equal to or greater than the median ROCE for a specified peer group of companies. If these two minimum thresholds are met, then 20% to 100% of the units will vest upon completion of the three-year period, depending on Hydril’s ROCE relative to that of the peer group for that period. The units will vest completely if the minimum thresholds are met and Hydril’s ROCE is in the top quartile of its peer group for the period. See note (2) to the Grants of Plan-Based Awards Table on page 21 for more information regarding the terms of the performance restricted stock units.
     No stock options were awarded to the executive officers in 2006.
Executive Compensation Policies
Stock Ownership Guidelines
     The Board of Directors has adopted share ownership guidelines for non-employee directors and executive officers. The Board expects each non-employee director to own shares of stock with a market value of at least three times his/her annual retainer. The Board also expects each executive officer to own a specified number of shares of stock. The Board determines an appropriate number of shares of stock to align and to unify further such officer’s interest with those of the shareholders. All executive officers must comply within 24 months of assumption of the executive office. All shares beneficially owned, including restricted stock shares, as well as deferred share units, are counted towards fulfillment of the stock ownership guidelines. Unexercised stock options and unvested restricted stock units do not count towards fulfillment of the stock ownership guidelines. The Committee reviews each executive officer’s compliance to the stock ownership guidelines on an annual basis.
Securities Trading Policy
     The Company prohibits directors, officers and employees from trading the Company’s securities on the basis of material, non-public information or “tipping” others who may so trade on such information. In addition, the policy prohibits trading in the Company’s securities without obtaining prior approval from the Company’s Compliance Officer.
Policy Against Repricing Stock Options
     The Company’s 2005 Incentive Plan prohibits the repricing, replacing or regranting of awards through cancellation or modification without shareholder approval if the effect would be to reduce the exercise price for the shares underlying the award.
Internal Pay Equity
     The Committee believes that internal equity is an important factor to be considered in establishing compensation for the executive officers. The Committee has not established a policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other officers, but the Committee does review compensation levels to ensure that appropriate equity exists.
Deductibility of Compensation Over $1 Million
     Section 162(m) of the Internal Revenue Code, enacted in 1993, imposes a limit of $1 million, unless compensation is performance based or another exception applies, on the amount that a publicly held corporation may deduct in any year for the compensation paid or accrued with respect to its chief executive officer and each of its four other most highly compensated executive officers. While the tax impact of compensation arrangements is one factor the Committee will consider, that impact must be evaluated in light of Hydril’s overall compensation philosophy and objectives. Accordingly, the Committee will seek to qualify compensation for deductibility in instances where it believes that to be in the best interests of the Company but retains the discretion to authorize the payment of nondeductible amounts. In particular, restricted stock units that vest solely on the basis of the passage of time are not considered performance-based compensation under Section 162(m), so compensation realized upon the vesting of restricted units awarded to executive officers to the extent the $1 million limitation is exceeded will not be deductible by Hydril.
Policy on Timing of Stock Awards
     The Committee has generally taken action with regard to equity awards once annually, at its meeting held in conjunction with Hydril’s annual meeting of shareholders, and has provided that such awards become effective upon the first business day of the succeeding month, to coincide with the annual board of director award date specified in Hydril’s incentive plans.
Change in Control Arrangements
Hydril has had change in control agreements with its executive officers since its initial public offering in 2000, and the terms of these agreements have remained substantially the same since that time. Hydril entered into the current agreements prior to the expiration of the predecessor agreements in December 2006 in order to make certain adjustments in light of Section 409A of the Internal Revenue Code. The agreements are “double trigger” agreements, providing benefits only if employment is terminated by Hydril without cause or by the executive for good reason following a change in control and prior to expiration of the agreements on January 1, 2009. Upon the completion of the merger with Tenaris, a change in control will have occurred for purposes of change in control agreements. In general, the agreements provide for cash severance payments equal to 2.0 (2.9 in the case of Mr. Seaver) times the sum of the executive’s base salary and prior three years’ average annual bonuses.
In addition, under the terms of the award agreements for the stock options, restricted stock and restricted stock units held by executive officers, the exercisability of all stock options and the vesting of all restricted stock and restricted stock units is accelerated immediately upon a change in control. The merger with Tenaris would constitute a change in control for purposes of these agreements. The merger agreement with Tenaris provides that in general all outstanding equity awards will be cancelled as of the effective time of the merger in exchange for a cash payment based on the merger consideration of $97.00 per share. The Restoration Plan, the Company’s nonqualified deferred compensation plan, provides that balances will be paid out following a change in control (including the merger with Tenaris).
The Committee believes that the foregoing change in control arrangements protect shareholders interests by promoting stability and continuity of management. The arrangements help assure that management remains focused on the Company’s performance and on the successful execution of change in control transactions, rather than on the potential uncertainties associated with their own employment. The Committee also believes that change in control arrangements such as these are common in the Company’s industry and are a significant factor contributing to the Company’s ability to recruit and retain executive talent. Please see “Potential Payments Upon Termination or Change in Control” on page 28 for more regarding the benefits under the change in control agreements, the equity awards and the Restoration Plan, as well as the cash payments that will be made to executive officers in respect of equity awards in connection with the Tenaris merger.
COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE REPORT
     The Compensation and Corporate Governance Committee has reviewed and discussed with management the Compensation Discussion and Analysis filed in this amendment to Annual Report on Form 10-K. The Compensation and Corporate Governance Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this amendment to Annual Report on Form 10-K.
     Compensation and Corporate Governance Committee of the Board of Directors
T. Don Stacy (Chairman)
Lew O. Ward
Roger Goodan
     Pursuant to SEC Rules, the foregoing Compensation and Corporate Governance Committee Report is not deemed “filed” with the SEC.

EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table provides information about the compensation of Hydril’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers during 2006.

						Change in
						Pension
						Value and
						Non-
						qualified
						Deferred
						Compen-	All Other
				Stock	Option	sation	Compen-
	Year	Salary	Bonus(1)	Awards(2)	Awards(3)	Earnings(4)	sation(5)	Total
Christopher T. Seaver Chairman, President and Chief Executive Officer	2006	$405,000	$450,000	$652,444	$392,155	$15,566	$83,775	$1,998,940
Chris D. North Chief Financial Officer and Secretary	2006	205,000	310,000	239,595	73,720	11,264	26,353	865,933
Charles E. Jones Executive Vice President and Chief Operating Officer	2006	290,000	260,000	399,683	147,955	8,349	34,344	1,140,331
Neil G. Russell Senior Vice President — Premium Connections and Senior Vice President - Business Development(6)	2006	262,105	206,315	264,814	148,870	261,486	59,465	1,203,055
E. Charles Chauviere III Vice President - Pressure Control	2006	200,000	310,000	240,909	78,422	822	19,689	849,842

(1)	The amounts set forth in the table above for “Bonus” consist of all bonus amounts paid out with respect to 2006. See “Compensation Discussion and Analysis—Compensation Decisions—Annual Cash Performance Compensation for 2006” and “Grants of Plan-Based Awards” for more information.

(2)	The amounts set forth in the table above for “Stock Awards” are equal to the dollar amounts recognized as stock-based compensation expense for the year ended December 31, 2006 for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) with respect to awards of both time-vesting restricted stock units (“restricted stock units”) and performance restricted stock units (“performance restricted stock units”) in the case of each named executive officer, except that in accordance with applicable disclosure requirements, these amounts do not reflect any reduction for estimated forfeiture related to service-based vesting conditions. None of the named executive officers forfeited any stock awards in 2006. For purposes of FAS 123R and the amounts set forth in the table above, compensation expense for restricted stock and restricted stock units is based on the market value of the underlying stock at the date of grant and is recognized on a straight-line basis over the requisite service period of the award (which is equal to the period over which the award vests). In the case of all of the outstanding performance restricted stock units, for purposes of both FAS 123R and the amounts set forth above, Hydril determined that, based on performance under the applicable performance criteria, compensation expense for those units should be based on the assumption that performance conditions relating to all outstanding performance restricted stock units will be met in full and that all such units will vest. For more information regarding Hydril’s accounting for stock-based awards under FAS 123R, please see Note 2 “Stock-Based Compensation” in the notes to Hydril’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006. See the “Grants of Plan-Based Awards” below for more information regarding the grants of restricted stock units and performance restricted stock units in 2006.

The following table sets forth, for each named executive officer, the portion of the stock-based compensation expense relating to stock awards set forth above for 2006, that relates to awards made in each of the periods indicated below.

	Restricted Stock Units, Performance
	Restricted Stock Units and Restricted Stock
	2003	2004	2005	2006	Total
Christopher T. Seaver	$70,629	$90,043	$249,816	$241,956	$652,444
Chris D. North	9,779	35,356	104,784	89,676	239,595
Charles E. Jones	47,017	47,330	154,747	150,588	399,683
Neil G. Russell	38,031	32,323	104,784	89,676	264,814
E. Charles Chauviere III	14,126	32,323	104,784	89,676	240,909
(3)	The amounts set forth in the table above for “Option Awards” are equal to the dollar amounts recognized as stock-based compensation expense for the year ended December 31, 2006 for financial reporting purposes in accordance with FAS 123R with respect to awards of options for the purchase of common stock in the case of each named executive officer, except that in accordance with applicable disclosure requirements, these amounts do not reflect any reduction for estimated forfeiture related to service-based vesting conditions. For purposes of FAS 123R and the amounts set forth in the table above, compensation expense for stock options is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period of the award (which is equal to the period over which the award vests). The grant date fair value of all options granted by Hydril in 2001, 2002, 2003 and 2004 was estimated using the Black-Scholes model and the following assumptions:

	2001	2002	2003	2004
Expected life (years)	6.25	6.25	5.5	3.71
Interest rate	4.72%	3.18%	2.75%	3.67%
Volatility	50.89%	50.18%	49.83%	36.00%
Dividend yield	0%	0%	0%	0%
Weighted-average fair value per shares at grant date	$10.79	$13.26	$13.12	$9.34
For more information regarding Hydril’s accounting for stock-based awards under FAS 123R, please see Note 2 “Stock-Based Compensation” in the notes to Hydril’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.

The following table sets forth, for each named executive officer, the portion of the stock-based compensation expense relating to stock options set forth above for 2006, that relates to awards made in each of the periods indicated below. The Company did not make any awards of stock options to named executive officers in 2005 or 2006.

	Stock Options
	2001	2002	2003	2004	Total
Christopher T. Seaver	$160,096	$74,770	$91,360	$65,928	$392,155
Chris D. North	20,066	10,040	12,865	30,748	73,720
Charles E. Jones	50,166	30,120	26,255	41,414	147,955
Neil G. Russell	50,166	30,120	40,170	28,414	148,870
E. Charles Chauviere III	20,066	10,040	19,901	28,414	78,422
(4)	The amounts set forth in the table above for “Changes in Pension Value and Nonqualified Deferred Compensation Earnings” represent the aggregate increase in the actuarial present value of each named executive officer’s accumulated benefit under Hydril’s defined benefit and actuarial pension plans from December 31, 2005 to December 31, 2006. See the disclosure under “Pension Benefits” below for more information regarding these plans. Amounts under the Hydril Company Restoration Plan, a nonqualified deferred compensation plan are invested, at the direction of the executive officer, in substantially the same investment alternatives as are available under Hydril’s qualified defined contribution plan. There were no above-market earnings under the

Restoration Plan for 2006. See the disclosure under “Nonqualified Deferred Compensation” below for more information regarding the Restoration Plan.
(5)	The amounts set forth in the table above for “All Other Compensation” include the following:

			Contributions
			by Hydril
		Contributions	to Restoration
	Contributions	by Hydril	Plan and
	by Hydril	to Retirement	Related
	to 401(k) Plan	Plan(a)	Amounts(b)	Perquisites(c)
Christopher T. Seaver	$6,429	$13,200	$53,673	$10,473
Chris D. North	6,600	11,000	8,753	(d	)
Charles E. Jones	4,624	7,700	22,020	(d	)
Neil G. Russell	0	19,655	20,520	19,290
E. Charles Chauviere III	6,441	6,600	6,648	(d	)
(a)	Contributions are made by Hydril under its defined contribution retirement plans in the United States and the United Kingdom. The contributions in the United States are made under the retirement plan element of Hydril’s 401(k) plan, the Hydril Company Savings Plan. The retirement plan element was added in an amendment and restatement of the Savings Plan when Hydril’s defined benefit retirement plan, covering substantially all of its domestic employees, was frozen. The United Kingdom defined contribution plan was established when the United Kingdom defined benefit retirement plan was frozen. Neil Russell is a participant in only the United Kingdom plan and the other named executive officers are participants in only the United States plan.

(b)	In the case of Messrs. Seaver, North, Jones and Chauviere, the amounts shown represents contributions by Hydril under the Hydril Company Restoration Plan. See the disclosure under “Nonqualified Deferred Compensation” below for more information regarding the Restoration Plan. In the case of Neil Russell, who ceased to participate in the Restoration Plan upon reassignment to the United Kingdom during 2004, the amounts shown represent a monthly payment to him of $1,710 in lieu of participation in the Restoration Plan pursuant to the terms of his employment agreement.

(c)	In the case of Mr. Seaver, amounts for perquisites relate to reimbursement by Hydril for financial and tax consulting, executive physical expenses and club dues. In the case of Mr. Russell, amounts for perquisites relate to reimbursement by Hydril for financial and tax consulting and club dues and a monthly vehicle allowance.

(d)	The total value, based on the aggregated incremental cost to Hydril, of perquisites and personal benefits did not exceed $10,000.
(6)	In June 2004, Hydril entered into an employment agreement with Neil Russell in connection with his reassignment to the United Kingdom. The employment agreement provides that Neil Russell’s employment is at will and that the agreement shall not be construed as a contract of employment. The agreement sets forth the compensation Neil Russell will receive to the extent he remains employed during the term of the agreement. Under the terms of the agreement, Neil Russell is entitled to receive an initial base salary of approximately £130,000 per year (subject to annual increases in base salary as determined by Hydril management and the Compensation & Corporate Governance Committee), a monthly payment of $1,710 in lieu of participating in the Hydril Company Restoration Plan, a monthly vehicle allowance of £450 per month, and participation in Hydril’s Management Incentive Plan at the target rate of 50% of his annual salary. The monthly payment in lieu of participation in the Hydril Company Restoration Plan and the entire amount of the monthly vehicle allowance are reflected in amounts set forth under “All Other Compensation” in the table above.

Neil Russell’s salary, non-equity incentive plan compensation, pension value, retirement plan contributions and perquisites are denominated and paid in pound sterling and are reported in the table above in U.S. dollars. Neil Russell’s salary for 2006 of £142,275, his retirement plan contributions and Hydril cash disbursements for perquisites were converted to U.S. dollars using the average conversion rate of pound sterling to the U.S. dollar for the month in which the payment was made (which monthly conversion rate ranged from 0.5090 to 0.5731 for 2006). Neil Russell’s bonus and non-equity incentive plan compensation for 2006 were converted to U.S. dollars using a conversion rate of $1.00 = .5172 pounds. Neil Russell’s benefits under the U.K. pension plan were converted to dollars using an exchange rate of $1.00 =.05791 pounds at December 31, 2005 and $1.00 =0.5097 pounds at December 31, 2006.
Grants of Plan-Based Awards
     The following table provides information about awards granted under Hydril plans in 2006 to each named executive officer.

									All
									Other
									Stock	Grant Date
		Compen-				Estimated Future Payouts			Awards:	Fair Value
		sation	Estimated Possible Payouts Under			Under Equity Incentive Plan			Number	of
		Com-	Non-Equity Incentive Plan Awards(2)			Awards(3)			of Stock	Stock and
		mittee	Thresh-			Thresh		Maxi-	or	Option
	Grant	Action	old	Target	Maxi-	-old	Target(6)	mum	Units(4)	Awards(5)
Name	Date(1)	Date	($)	($)	mum ($)	(#)	(#)	(#)	(#)	($)
Christopher T. Seaver	3/6/06	3/06/06	$121,500	$303,750	$455,265
	6/1/06	5/15/06				1,430	7,150	7,150		$537,680
	6/1/06	5/15/06							7,150	537,680
Chris D. North	3/6/06	3/06/06	33,875	102,500	153,750
	6/1/06	5/15/06				530	2,650	2,650	2,650	199,280
	6/1/06	5/15/06								199,280
Charles E. Jones	3/6/06	3/06/06	69,600	174,000	261,000
	6/1/06	5/15/06				890	4,450	4,450		334,640
	6/1/06	5/15/06							4,450	334,640
Neil G. Russell	3/6/06	3/06/06	43,505	124,300	186,450
	6/1/06	5/15/06				530	2,650	2,650		199,280
	6/1/06	5/15/06							2,650	199,280
E. Charles Chauviere III	3/6/06	3/06/06	35,000	100,000	150,000
	6/1/06	5/15/06				530	2,650	2,650		199,280
	6/1/06	5/15/06							2,650	199,280

(1)	The Compensation Committee has generally taken action with regard to equity awards to named executive officers once annually, at its meeting held in conjunction with Hydril’s annual meeting of stockholders, and, for administrative reasons, has provided that such awards become effective upon the first business day of the succeeding month. In 2006, the Compensation Committee took action to approve restricted stock unit and performance restricted stock unit awards under Hydril incentive plans at its meeting on May 15, 2006, following the Hydril annual meeting of stockholders on that date. Consistent with its historical practice, the Committee provided that such awards would become effective on June 1, 2006.

(2)	Amounts set forth under the columns under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” relate to the range of bonus payouts under the 2006 Management Incentive Plan. The Compensation Committee exercised discretion in determining the amounts of 2006 bonuses to be paid. In addition to considering the performance criteria and targets under the 2006 Management Incentive Plan, the Compensation Committee also considered a number of other factors. As a result, all bonus amounts paid with respect to 2006 are presented in the “Bonus” column of the Summary Compensation Table. Bonuses paid for 2006 were in excess of the amounts payable under the 2006 Management Incentive Plan based on Hydril’s actual consolidated and segment operating income. See “Elements of Compensation—Direct Compensation—Annual Cash Performance Compensation “ and “Compensation Decisions—Annual Cash Performance Compensation for 2006” in Compensation Discussion and Analysis for more information.

The amounts set forth in the table above for possible payout at the “Threshold” level assume that the threshold levels of objectives under the 2006 Management Incentive Plan are met for the consolidated and segment operating income objectives and that no bonus is payable pursuant to the strategic objectives component. The amounts set forth in the table above for possible payout at the “Target” level assume that the target level of objectives is met for the consolidated and segment operating income objectives and that the payout with respect to strategic objectives is at the target rate.

(3)	Amounts set forth under the columns under “Estimated Future Payouts Under Equity Incentive Plan Awards” relate to awards of performance restricted stock units made under the Hydril 2005 Incentive Plan. Each of the named executive officers received awards in June 2006 of performance restricted stock units. The vesting of the performance restricted stock units is dependent upon whether, and the extent to which, specified performance objectives relating to After-Tax Return on Capital Employed (“ROCE”) are attained for the three-year period ending December 31, 2008. None of the performance restricted stock units will vest unless (a) Hydril achieves at least a 10% cumulative annualized ROCE for the three-year period and (b) the ROCE achieved is equal to or greater than the average ROCE (50th percentile) for a specified peer group of companies. If these two minimum thresholds are met, then 20% to 100% of the units will vest upon completion of the three-year period, depending on Hydril’s ROCE relative to that of the peer group for that period. The units will vest 100% if Hydril’s ROCE is in the top quartile of its peer group (75th percentile or above) for the period. For performance between the 50th percentile and 75th percentile, 20% to 100% of the units will vest proportionately on the basis of Hydril’s relative performance. Performance restricted stock units settle automatically in shares of common stock on a one-for-one basis upon vesting. Under the award agreements, Hydril is required to withhold the number of shares upon the vesting of performance restricted stock units required to satisfy tax withholding obligations that arise upon vesting.

(4)	Amounts set forth under this column represent awards of restricted stock units made under the Hydril 2000 Incentive Plan. Each of the named executive officers received awards of restricted stock units in June 2006 which automatically convert into common stock on a one-to-one basis upon vesting. The restricted stock units vest with respect to 60% of the aggregate number of shares subject to the award on the third anniversary of the date of grant and with respect to an additional 20% of the aggregate number of shares subject to the award on each of the fourth and fifth anniversary of the date of grant. Under the award agreements, Hydril is required to withhold the number of shares upon the vesting of restricted stock units required to satisfy tax withholding obligations that arise upon vesting.

(5)	The dollar values set forth in the table above represent the aggregate grant date fair values of the restricted stock units and performance restricted stock units granted in 2006 computed in accordance with FAS 123R. For more information see note 1 to the Summary Compensation Table above.

(6)	The terms of the performance restricted stock units specify a minimum and maximum payout level, but do not provide for a target payout level. In accordance with applicable regulations, the amounts set forth above for the target payout are based on the 2005 performance by Hydril under the award’s performance criteria. For 2005, Hydril’s ROCE was in the top quartile of the relevant peer group. In the event Hydril’s ROCE for the relevant three-year performance period of the awards is in top quartile, 100% of the performance restricted stock units would vest, and accordingly the amounts set forth above are 100% of the performance restricted stock units awarded in 2006.

Outstanding Equity Awards at Fiscal Year-End
     The following table provides information, as of December 31, 2006, regarding each named executive officer’s holdings of stock options and unvested restricted stock, restricted stock units and performance restricted stock units.

	Option Awards				Stock Awards
								Equity
								Incentive
							Equity	Plan
							Incentive	Awards:
	Number						Plan	Market or
	of				Number		Awards:	Payout
	Securities	Number of			of		Number of	Value of
	Under-	Securities			Shares	Market	Unearned	Unearned
	lying	Underlying			or Units	Value of	Shares,	Shares,
	Unexer-	Unexercised			of Stock	Shares or	Units or	Units or
	cised	Options			That	Units of	Other	Other
	Options	(#)	Option		Have	Stock That	Rights That	Rights That
	(#)	Un-	Exercise	Option	Not	Have Not	Have Not	Have Not
	Exer-	exercisable	Price	Expiration	Vested	Vested	Vested	Vested
Name	cisable	(1)	($)	Date	(#)(2)	($)(3)	(#)(4)	($)(3)(4)
Christopher T. Seaver		3,923	$28.0400	05/21/07
		3,681	29.8815	06/01/08
	9,012		19.2750	11/08/11
		2,077	25.4900	05/21/12
		10,319	27.1650	06/01/13
	100	21,300	28.7900	06/01/14
					40,950	3,079,031	13,750	$1,033,863
Chris D. North	2,400		19.2750	11/08/11
		800	25.4900	05/21/12
		1,960	27.1650	06/01/13
		3,540	28.7900	06/01/14
	1,880	5,640	33.3900	08/16/14
					14,370	1,080,480	5,450	409,786
Charles E. Jones	6,000		17.0000	09/26/10
	12,000		19.2750	11/08/11
	4,800	2,400	25.4900	05/21/12
	4,000	4,000	27.1650	06/01/13
	8,920	13,380	28.7900	06/01/14
					24,312	1,828,019	8,450	635,356
Neil G. Russell	6,000		19.2750	11/08/11
	2,400	2,400	25.4900	05/21/12
	3,060	6,120	27.1650	06/01/13
	3,060	9,180	28.7900	06/01/14
					15,050 (5)	1,131,610	5,450	409,786
E. Charles Chauviere III	4,800		19.2750	11/08/11
	800	800	25.4900	05/21/12
	3,032	3,032	27.1650	06/01/13
	6,120	9,180	28.7900	06/01/14
					14,690	1,104,541	5,450	409,786

(1)	Options granted by Hydril to executive officers generally vest ratably over five years from the date of grant.

(2)	Represents outstanding unvested restricted stock units, except in the case of Charles E. Jones, as to whom the amount shown is comprised of 20,850 unvested restricted stock units and 3,462 shares of unvested restricted stock. Restricted stock units automatically convert into common stock on a one-to-one basis upon vesting. The outstanding unvested restricted stock and restricted stock units vest on June 1, of each year as follows:

	Restricted Stock Units and Restricted Stock
	2007	2008	2009	2010	2011	Total
Christopher T. Seaver	11,960	13,520	10,010	4,030	1,430	40,950
Chris D. North	3,720	4,720	3,790	1,610	530	14,370
Charles E. Jones	6,651	8,291	5,950	2,530	890	24,312
Neil G. Russell	4,760	4,360	3,790	1,610	530	15,050
E. Charles Chauviere III	3,880	4,880	3,790	1,610	530	14,690

(3)	The market values set forth above are based on the closing price of the Hydril common stock on the last trading day of 2006 of $75.19.

(4)	Represents outstanding awards of performance restricted stock units made in 2005 and 2006. See the Grants of Plan-Based Awards Table for more information about the performance restricted stock units granted in 2006. The vesting of the performance restricted stock units granted in 2005 and 2006 is dependent upon whether, and the extent to which, specified performance objectives relating to ROCE are attained for a three-year period, ending on December 31, 2007 and 2008, respectively. The terms of the performance restricted stock units specify a minimum and a maximum payout level, but do not provide for a target payout level. In accordance with applicable regulations, the amounts set forth above for the number of units that have not yet vested and the payout value of the units that have not vested, are based on the number of units that would have vested had the performance requirements provided for under the 2005 and 2006 awards been applied to the 2005 fiscal year only. For 2005, Hydril’s ROCE was in the top quartile of the relevant peer group. In the event Hydril’s ROCE for each of the relevant three-year performance periods for the 2005 and 2006 awards is in the top quartile, 100% of the units granted in each year would pay out. Accordingly, the amounts set forth above reflect 100% of the 2005 and 2006 awards. Performance restricted stock units were not granted prior to 2005. Depending on achievement of performance targets, these performance restricted stock units may vest up to the following number of shares on December 31, 2007 and on December 31, 2008.

	Maximum Possible Vesting of
	Performance Restricted Stock Units
	2007	2008	Total
Christopher T. Seaver	6,600	7,150	13,750
Chris D. North	2,800	2,650	5,450
Charles E. Jones	4,000	4,450	8,450
Neil G. Russell	2,800	2,650	5,450
E. Charles Chauviere III	2,800	2,650	5,450

(5)	Of these restricted stock units, 1,400 were transferred by Mr. Russell in 2005 for no consideration to an irrevocable trust for the benefit of himself and family members. The trust is administered by independent trustees and Mr. Russell has no voting or investment power with regard to the units held by the trust and is not regarded as the beneficial owner of these units. The units held by the trust as of December 31, 2006 vest on June 1, 2007.

Option Exercises and Stock Vested
     The following table shows for the year ended December 31, 2006, the number of shares of Hydril common stock acquired upon exercise of options by the named executive officers and the aggregate value realized upon exercise and the number of shares of Hydril common stock that were acquired upon vesting of restricted stock and restricted stock units and the aggregate value realized upon such vesting.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Christopher T. Seaver	74,108	$3,515,245	7,800	$586,560
Chris D. North	13,980	660,249	1,080	81,216
Charles E. Jones	—	—	5,192	390,438
Neil G. Russell	6,000	398,570	1,400	105,280
E. Charles Chauviere III	—	—	1,560	117,312

(1)	The amounts set forth in the table above for values realized on exercise of options are computed based on the difference between the exercise price and the market price of the Hydril common stock on the date of exercise.

(2)	The amounts set forth in the table above for values realized on vesting of stock awards are computed by multiplying the number of shares or units vesting by the market value of the Hydril common stock on the vesting date.
Pension Benefits
     The following table provides information, as of December 31, 2006, regarding the present value of each named executive officer’s accumulated benefit under Hydril defined benefit retirement plans and related information. Both of the retirement plans referred to below have been frozen and no additional benefits under the plans will accrue other than a cost of living adjustment under the U.K. Pension Plan.

		Number of	Present
		Years	Value of
		Credited	Accumulated
		Service	Benefit
Name	Plan Name	(#)(1)	($)(2)
Christopher T. Seaver	Hydril Company Retirement Plan(3)	16	$286,468
Chris D. North	Hydril Company Retirement Plan(3)	22	207,305
Charles E. Jones	Hydril Company Retirement Plan(3)	15	153,648
Neil G. Russell	Hydril U.K. Pension Plan(4)	20	1,610,274
E. Charles Chauviere III	Hydril Company Retirement Plan(3)	3	15,128

(1)	Years of credited service set forth above are the years of credited service for each named executive officer as of the date the applicable plan was frozen. Subsequent to that date, no additional years of credit will accrue to any participant for purposes of the calculation of plan benefits except that subsequent service does accrue for the limited purpose of determining eligibility for unreduced early retirement benefits under the Hydril Company Retirement Plan as described in note (2) below.

(2)	In the case of the Hydril Company Retirement Plan, the present value of accumulated benefits was determined assuming a discount rate of 5.75% and a monthly retirement benefit payable in the form of a single life annuity (net of social security offset). In the case of the Hydril U.K. Pension Plan, the present value of accumulated benefits was determined assuming a discount rate of 5.00%, an exchange rate of pound sterling to dollars of

0.5097, a monthly retirement benefit in the form of a 50% joint and survivor annuity and a cost of living adjustment rate of 2.75% per year. While the calculations set forth above assume benefits paid in a particular manner, benefits are payable in other forms. Upon retirement under the Hydril Company Retirement Plan a participant may choose one of the following: a single life annuity form of benefit, a 50%, 75%, or 100% joint and survivor annuity form of benefit, a 10 year or 15 year certain and continuous form of benefit, or a 10 year or 15 year period certain form of benefit. Under the Hydril U.K. Pension Plan, upon retirement, a participant may choose either a lump sum cash payment or the normal retirement benefit, which is a monthly lifetime payment, indexed each year for inflation, with a 50% continuation to the surviving spouse in the event of death after retirement. There are also continuing payments of 5% or 10% to surviving dependent children under the normal retirement benefit option under this plan.

The Hydril Company Retirement Plan provides for unreduced benefits upon early retirement beginning at age 62, subject to the participant having attained 30 years of service with Hydril (for this purpose, service subsequent to the date the plan was frozen is applicable). Pursuant to this provision, Messrs. North, Jones and Chauviere could be eligible to retire with unreduced benefits at ages 62, 62 and 64, respectively, and accordingly retirement at those ages was assumed for purposes of the present value calculation. In the case of Mr. Seaver, retirement at the plan’s specified normal retirement age of 65 was assumed, as he will not be eligible for an unreduced benefit prior to age 65. The Hydril U.K. Pension Plan does not provide for unreduced early retirement benefits.

The Hydril Company Retirement Plan also provides for reduced early retirement benefits, beginning at age 55, if a participant has at least 5 years of vesting service. In the case of such a reduced benefit early retirement, benefits are reduced by approximately 6.7% multiplied by the number of years (prorated for partial years) between the early retirement date and the date the participant would have been eligible to retire with unreduced benefits. All of the named executive officers that participate in the Hydril Company Retirement Plan have satisfied the 5 year vesting requirement for reduced benefit early retirement eligibility. The Hydril U.K. Pension Plan does contemplate the possibility of early retirement subject to reduced benefits beginning at age 50. However, any such early retirements must be approved by the trustees of the plan and currently early retirements are not permitted by the trustees. In the event of any early retirement, benefits would be actuarially reduced to make the effect neutral to the plan.

(3)	The Hydril Company Retirement Plan, a defined benefit plan, was frozen effective December 31, 2001. No additional benefits will accrue to any participant in the plan subsequent to that date. The benefits that participants are entitled to under the plan, which were determined as of the date the plan was frozen, were based on formulas utilizing years of credited service, final average salary and social security benefits. Final average salary was determined by taking the average of the highest 60 consecutive months, subject to Internal Revenue Code limits, out of the last 120 months prior to the date the plan was frozen. Final average salary consisted of base compensation, bonuses, patent awards, sales incentives and any amounts deferred pursuant to Sections 401(k), 125 and 132(f) of the Internal Revenue Code. The benefits of all named executive officers were capped by Internal Revenue Code limitations.

(4)	Mr. Russell participates only in the Hydril U.K. Pension Plan, a defined benefit plan, which was frozen effective July 31, 2003. No additional benefits will accrue to any participant in the frozen plan subsequent to that date. The monthly benefits that participants are entitled to under the plan, which were determined as of the date the plan was frozen, are equal to 1/60th of final pensionable salary times service, indexed each year for cost of living, with a 50% continuation to the surviving spouse in the event of death after retirement. There are also continuing payments of 5% or 10% to surviving dependent children under the Hydril U.K. Pension Plan.

Nonqualifed Deferred Compensation(1)
     The following table provides information, as of and for the year ended December 31, 2006, regarding each named executive officer’s participation in the Hydril Company Restoration Plan, a nonqualified, deferred compensation arrangement.

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance at
	Contributions	Contributions	Earnings in	Withdrawals/	Last
	in Last FY	in Last FY	Last FY	Distributions	FYE
Name	($)(2)	($)(3)	($)(4)	($)	($)
Christopher T. Seaver	$125,286	$53,673	$86,449	—	$1,984,525
Chris D. North	10,250	8,753	3,738	—	37,144
Charles E. Jones	283,657	22,020	163,420	—	1,383,790
Neil G. Russell(5)	—	—	20,499	—	464,794
E. Charles Chauviere III	33,524	6,648	21,695	—	189,211

(1)	Hydril Company implemented the Hydril Company Restoration Plan effective April 1, 2001. The purpose of the Restoration Plan is to attract and retain select managerial and other key employees by providing retirement benefits beyond that which may be provided under the Hydril Company Savings Plan and to restore the benefits that participants would otherwise be entitled to under the Savings Plan but for federally mandated limitations. Under the Restoration Plan, a participant may elect to defer receiving up to 15% of regular base pay and up to 100% of any bonus. Deferrals are made on a pre-tax basis. Hydril Company contributes amounts equal to those deferred by the participants to a rabbi trust. Hydril also contributes additional amounts to the rabbi trust to restore certain benefits that the employee would earn but for federally mandated limitations. Although Hydril has established a rabbi trust, the plan is unfunded and all of the assets in the trust will remain subject to Hydril’s general creditors in the event of insolvency. Distributions from the Restoration Plan are limited to retirement, termination of employment, disability, death, change of control and financial hardship. In the event of death or hardship, benefits are paid in a lump sum. In the case of all other triggering events, participants receive distributions either in the form of a single lump sum or annual installments, in each case commencing either 30 days or one year after the triggering event, all in accordance with an advance election made by the participant.

(2)	The following amounts deferred by the named executive officers in 2006 under the Restoration Plan are included in the amounts set forth in the Summary Compensation Table under “Salary”: Christopher Seaver: $60,750; Chris North: $10,250; Charles Jones: $43,500; and Charles Chauviere: $20,000.

(3)	All of the amounts contributed by Hydril under the Restoration Plan in 2006 are included in the amounts set forth in the Summary Compensation Table under “All Other Compensation.”

(4)	All contributions to the rabbi trust are invested, at the direction of the participant, in mutual fund alternatives that are substantially the same as those available under the Hydril Company Savings Plan. Each participant’s account under the Restoration Plan is credited with earnings or losses as if the participant’s account balance had been invested in the mutual fund(s) selected. Participants may change their investment elections quarterly. No portion of the amounts set forth in the table above as aggregate earnings in 2006 under the Restoration Plan are included in any amounts sets forth in the Summary Compensation Table. The mutual fund alternatives under the Restoration Plan and the rate of return for each such fund for the year ended December 31, 2006 are as follows:

Name of Fund	Rate of Return
Money Market Fund	4.62%
PIMCO Funds:Low Duration/A	3.32%
Bond Fund of America/A	5.88%
Phoenix Real Estate Securities Fund/A	36.27%
Washington Mutual Investors Fund/A	18.04%
Vanguard 500 Index/Inv	15.64%

Name of Fund	Rate of Return
Growth Fund of America/A	10.94%
Franklin Balance Sheet Investment/Inv A	16.35%
AIM Small Cap Growth Fund/A	14.30%
EuroPacific Growth Fund/A	21.87%
MFS International New Discovery Fund/A	26.85%
Oppenheimer Developing Markets/A	25.19%

(5)	Mr. Russell ceased to make additional deferrals under the Restoration Plan upon his reassignment to the United Kingdom in 2004. Amounts previously contributed by him and by Hydril under the Restoration Plan continue to be subject to the rabbi trust and accrue earnings based on his investment elections.
Potential Payments Upon Termination or Change in Control
     Hydril has a change in control agreement with each named executive officer which provides for specified benefits upon certain terminations of employment following a change in control and in addition has other agreements that provide for specified benefits in the event of a termination of employment by reason of death or disability, or in the event of a change in control of Hydril. In the absence of a change in control, no additional amounts or benefits accrue automatically in the event of a resignation, involuntary termination or retirement, although in those events the accrued amount for the executive in the Restoration Plan would be paid out as described below. Except as otherwise noted, all amounts set forth below assume a termination of employment, change in control or both, as applicable, on December 31, 2006. Certain supplemental information is also provided herein on account of the pending acquisition of Hydril by Tenaris S.A. (“Tenaris”). Hydril entered into an Agreement and Plan of Merger with Tenaris and Hokkaido Acquisition, Inc., an indirect wholly-owned subsidiary of Tenaris (“Merger Sub”), effective February 11, 2007. The merger agreement contemplates that Merger Sub will be merged with and into Hydril and Hydril will become an indirect wholly owned subsidiary of Tenaris. The merger will constitute a change in control of Hydril. Pursuant to the merger, each outstanding share of Hydril common stock, including shares of restricted stock, and of Hydril class B common stock will be converted into the right to receive $97.00 per share in cash. In addition, stock options will be cancelled in exchange for a cash payment equal to the per share merger consideration times the number of shares subject to each option, less the aggregate exercise price of the option. Finally, all restricted stock units held by executives (whether subject to time-vesting or performance-based vesting) will be cancelled in exchange for a cash payment of $97.00 per unit.
     The disclosure included in this section of this report does not include a discussion of any benefits payable under plans and arrangements that do not discriminate in scope, terms or operation in favor of executive officers, including Hydril’s pension plans and a reduction in force severance policy.
Change in Control Agreements
     Hydril entered into change in control agreements with each of its named executive officers effective January 1, 2007, following the expiration of agreements which provided for substantially the same benefits. The description that follows reflects the terms of the agreements entered into effective January 1, 2007. The terms of all of the change in control agreements are the same for each named executive officer, except as noted below. Under each change in control agreement, if prior to expiration of the agreement on January 1, 2009 and following a change in control (including the proposed merger of Hydril with a subsidiary of Tenaris), the executive officer’s employment is terminated by Hydril without cause or by the executive for good reason (each as defined below), the executive is entitled to:
•	payment of his full base salary through the date of termination at the rate in effect when notice of termination is given, plus all other amounts to which he is entitled under any compensation plan when such payments are due;

•	six months after termination, payment of a lump sum equal to the sum of 200% of his annual salary as in effect as of his termination date or immediately prior to the change in control, whichever is greater, plus 200% of his prior three years’ average annual bonuses (Christopher Seaver is entitled to payment six months after termination of a lump sum equal to the sum of 290% of his annual salary in effect as of his termination date or immediately prior to the change in control, whichever is greater, plus 290% of his prior three years’ average annual bonuses);

•	interest on the lump sum payment described above at the rate provided in the Internal Revenue Code from the date of termination through the date of payment;

•	payment of all legal fees and expenses incurred by him as a result of his termination, including fees and expenses incurred in contesting termination or in seeking to enforce any right or benefit provided by the agreement; and

•	provision of life, disability, accident and group health insurance benefits, for 24 months after his termination, substantially similar to those that he was receiving immediately prior to his termination (Christopher Seaver is entitled to provisions of life, disability, accident and group health insurance benefits, for 35 months after his termination, substantially similar to those that he was receiving immediately prior to his termination).
     Change in control means generally any one of the following events: (1) any person (other than a director) becomes the beneficial owner, directly or indirectly, of 35% or more of the combined voting power of the Hydril’s then outstanding voting securities without prior approval of a least two-thirds of the directors in office immediately prior to such person’s attaining such percentage interest; (2) Hydril is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which directors in office immediately prior to such transaction constitute less than a majority of the board of directors of the entity that is the survivor of such transaction or, in the case of sale of assets, the entity that is the successor to Hydril’s business; or (3) during any period of two consecutive years, directors who at the beginning of such period constituted the board of directors cease for any reason to constitute at least a majority of the board of directors.
     Termination for cause means termination (1) upon the executive officer’s willful and continued failure to substantially perform his duties after a written demand for substantial performance is delivered to him by the board of directors, (2) upon the executive officer’s willful participation in conduct which is demonstrably and materially injurious to Hydril, or (3) upon conviction of a felony or substantial evidence that the executive officer is guilty of a felony. In addition, “cause” exists if as a result of the executive officer’s becoming disabled, he has been absent from the full-time performance of his duties for six consecutive months and has not returned to the full-time performance of his duties after receiving written notice.
     Good reason means generally the occurrence, after a change in control, of: (1) the assignment to the executive officer of any duties inconsistent with his position immediately prior to the change in control; (2) the reduction of his annual base salary as in effect on the date of the change in control agreement; (3) the relocation of his principal office immediately prior to the date of the change in control to a location more than 25 miles from such location other than business travel substantially consistent with the executive’s travel obligations as of the date of the agreement; (4) failure to pay to him any portion of his current compensation or to pay to him any portion of an installment of deferred compensation under any deferred compensation program within seven days of the date such compensation is due; (5) termination of any material compensation or benefit plan in which he participates immediately prior to the change in control; (6) failure to obtain an agreement from Hydril’s successor to assume the change in control agreement; or (7) any purported termination of his employment that is not effected pursuant to a written notice of termination satisfying certain requirements.
     The change in control agreements also provide that if an executive becomes disabled following a change in control, the executive is entitled to continue to receive his base salary at the rate then in effect, together with all compensation payable under Hydril’s disability plan or program or other similar plan, until employment is terminated.
     In addition, the agreements provide that for two years after a termination of employment that entitles the executive to the benefits under the change in control agreement, the terminated officer shall not, directly or indirectly, disclose to others or use any of Hydril’s confidential information nor solicit, recruit or hire any of its employees.

     An estimate of the benefits payable under the change in control agreements, assuming a change in control and termination of employment on December 31, 2006, is set forth below.

	Cash	Welfare
	Payment(1)	Benefits(2)
Christopher T. Seaver	$2,477,105	$53,987
Chris D. North	801,166	33,759
Charles E. Jones	1,098,157	24,251
Neil G. Russell	915,441	37,881
E. Charles Chauviere III	798,437	33,583

(1)	Amounts shown are comprised of (1) the lump sum payment due six months after termination based on salary and prior bonuses, as described above and (2) interest on such lump sum payment for the six month period at the rate of 4.97% annually, the short-term interest rate specified pursuant to the Internal Revenue Code at December 31, 2006. Amounts shown do not include any amounts for payment of base salary (or other amounts executive would already be entitled to) as a result of employment prior to the date of termination of employment. The change in control agreements also provide for the payment by Hydril of the executive officer’s legal fees and expenses. The amounts set forth in the table above assume that no such payments are made.
     Executive officers were granted increases in base salaries in March 2007, retroactive to January 1, 2007. If these higher base salaries had been in effect at December 31, 2006, the amounts set forth above for the cash payment would have been higher. Set forth below are the amounts of the cash payments assuming a change in control and termination of employment on March 21, 2007 (at which time the applicable interest rate was 4.9% annually):

Cash
Name	Payment
Christopher T. Seaver	$2,596,587
Chris D. North	842,896
Charles E. Jones	1,157,203
Neil G. Russell	998,084
E. Charles Chauviere III	839,144

(2)	Amounts shown represent an estimate of the value of welfare benefits required to be provided pursuant to the change in control agreements. Medical insurance costs were estimated based on current COBRA rates, assuming 10% annual increases. Life insurance costs were estimated based on quotes for such insurance obtained by Hydril’s insurance broker from a number of carriers. The cost to provide long-term disability insurance is based on Hydril’s current group coverage insurance rates. Employees currently pay the cost of their accidental death and disability coverage and accordingly, no amount was included for that.
Acceleration of Vesting of Equity Awards
     Under the applicable award agreements, the exercisability of all outstanding options for the purchase of common stock and the vesting of all outstanding restricted stock units and performance restricted stock units is accelerated upon termination of employment by reason of death or disability. Disability means incapacity due to a physical or mental illness which continues for a period of more than six months as determined by the Compensation Committee.
     The exercisability of all outstanding options for the purchase of common stock and the vesting of all outstanding restricted stock, restricted stock units and performance restricted stock units is also accelerated under the applicable award agreements upon the occurrence of a change in control. Change in control means generally any one of the following events: (1) any person (other than a nonemployee director) becomes the beneficial owner, directly or indirectly, of 35% or more of the combined voting power of the Hydril’s then outstanding voting securities without prior approval of a least two-thirds of the directors in office immediately prior to such person’s attaining such percentage interest; (2) Hydril is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which directors in office immediately prior to such transaction constitute less than a majority of the board of directors of the entity that is the survivor of such transaction or, in the case of sale of assets, the entity that is the successor to Hydril’s business; or (3) during any period of two consecutive years, directors who at the beginning of such period constituted the board of directors cease for any reason to constitute at least a majority of the board of directors. The proposed merger of Hydril with a subsidiary of Tenaris will constitute a change in control.
     The acceleration of vesting of performance restricted stock units in the circumstances described above results in the vesting of the maximum amount of restricted stock units, without regard to achievement of performance objectives. The value of unvested stock options, unvested restricted stock, unvested restricted stock units and unvested performance restricted stock units that would vest in the event of death, disability or a change in control on December 31, 2006 is set forth below (1) assuming the closing stock price of $75.19 per share at December 31, 2006 and (2) assuming a $97.00 per share stock price, the cash merger consideration in the pending merger transaction with Tenaris:

	Values at December 31, 2006
	Closing price of $75.19 per		Values assuming a price of
	share		$97.00 per share
		Value of
		Restricted Stock
		Units and		Value of Restricted
		Performance		Stock Units and
	Value of	Restricted Stock	Value of	Performance
	Options	Units	Options	Restricted Stock
	Accelerated(1)	Accelerated(2)	Accelerated(3)	Units Accelerated(4)
Christopher T. Seaver	$1,938,867	$4,112,894	$2,839,620	$5,305,900
Chris D. North	533,897	1,490,266	794,308	1,922,540
Charles E. Jones	932,212	2,463,375	1,363,614	3,177,914
Neil G. Russell	839,145	1,541,396	1,225,182	1,988,500
E. Charles Chauviere III	611,324	1,514,327	895,116	1,953,580

(1)	The amounts set forth in this column are equal to the aggregate of the “in-the-money” value of options that were not vested on December 31, 2006, the vesting of which would be automatically accelerated under the situations indicated above. The in-the-money value of each option is the difference between the exercise price and the closing stock price of $75.19 on December 29, 2006.

(2)	The amounts set forth in this column are equal to number of restricted stock units and performance restricted stock units that were not vested on December 31, 2006, the vesting of which would be automatically accelerated under the situations indicated above, multiplied by the closing stock price of $75.19 on December 29, 2006.

(3)	The amounts set forth in this column are equal to the aggregate of value of options that were not vested on December 31, 2006, the vesting of which would be automatically accelerated under the situations indicated above, assuming a stock price of $97.00 per share, the cash merger consideration in the pending merger transaction with Tenaris.

(4)	The amounts set forth in this column are equal to number of restricted stock units and performance restricted stock units that were not vested on December 31, 2006, the vesting of which would be automatically accelerated under the situations indicated above, multiplied by $97.00 per share, the cash merger consideration in the pending merger transaction with Tenaris.
Restoration Plan
     Hydril’s Restoration Plan was amended to comply with Section 409A of the Internal Revenue Code in April 2007 and the following description reflects such amendments.
     An executive officer who participates in Hydril’s Restoration Plan is entitled to receive payments under the Restoration Plan following his retirement, disability, death, financial hardship or other termination of employment or in the event of a change of ownership (as defined below).
     A change of ownership means any one of the following events: (1) any one person or group acquires ownership of Hydril stock that constitutes more than 50 percent of the total fair market value or total voting power of the stock of the company; (2) any one person or group acquires ownership of stock of Hydril possessing 35 percent or more of the total voting power; (3) during any 12-month period, a majority of members of the board of directors is replaced by directors whose appointment or election is not endorsed by a majority of the members of the board prior to the date of the appointment or election; or (4) any one person or group acquires assets from Hydril that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of the assets of Hydril immediately prior to such acquisition.
     The amounts paid out in each case under the Restoration Plan, assuming a triggering event occurring on December 31, 2006, would be the aggregate balance at December 31, 2006 set forth with respect to each named executive officer in the “Nonqualified Deferred Compensation” table appearing earlier in this report. In the case of executives, benefits under the Restoration Plan are generally paid in cash either (1) in a single lump sum six months and two days after the distribution event, (2) in equal annual installments over a three-year, five-year or 10-year period beginning on the date which is six months and two days after the distribution event, (3) in a single lump sum one year after the distribution event, or (4) in equal annual installments over a three-year, five-year or 10-year period, beginning one year after the distribution event, according to the participant’s election. In the event of the executive officer’s death during employment or while receiving benefits in annual installments, Hydril will pay to his beneficiary his remaining benefits under the Restoration Plan in a lump sum.
Management Incentive Plan
     Hydril’s Management Incentive Plan provides that participants must be full time regular employees at the time of the bonus payment to be eligible to receive the bonus. However, the Management Incentive Plan also provides that subject to approval by Hydril, in the event a participant is employed through the end of the relevant performance period and is terminated due to a reduction in force or retires before the bonus payment, the participant is eligible to receive a bonus. Accordingly, in the event a named executive officer retires or is terminated pursuant to a reduction in force between the end of a calendar year and the date bonuses are paid under the Management Incentive Plan, he may, subject to Hydril’s approval, receive the bonus he would have otherwise received (had he still been employed as of the bonus payment date) under the Management Incentive Plan. The bonuses paid out with respect to 2006 under the Management Incentive Plan are set forth earlier in this report in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

DIRECTOR COMPENSATION
     The following table provides information regarding the compensation of directors for 2006, other than Christopher T. Seaver, who receives no additional compensation for serving on the Board of Directors and whose compensation as an executive officer of the Company is disclosed elsewhere in this report.
Director Compensation

				Change in
				Pension Value
	Fees Earned			and Nonqualified
	or			Deferred
	Paid in	Stock	Option	Compensation	All Other
	Cash	Awards	Awards	Earnings	Compensation	Total
Name	($)(1)	($)(2) (3)	($)(3)	($)	($)	($)
Jerry S. Cox	$47,300	$161,525	$14,750	—	—	$223,575
Roger Goodan	44,000	161,525	14,750	—	—	220,275
Gordon T. Hall	47,300	161,525	14,750	—	—	223,575
Kenneth S. McCormick	62,300	161,525	14,750	—	—	238,575
Richard C. Seaver	175,000	—	—	(4)	$17,500 (5)	192,500
Patrick T. Seaver	37,400	161,525	14,750	—	—	213,675
T. Don Stacy	59,000	161,525	14,750	—	—	235,275
Lew O. Ward	42,900	161,525	14,750	—	—	219,175

(1)	In 2006, Hydril’s non-employee directors received an annual retainer of $33,000. Non-employee directors who serve as chairman of a Board committee receive an additional $15,000 annually for serving in that capacity. Non-employee directors also received a fee of $1,100 for attendance at each Board of Directors’ meeting and each committee meeting of which they are a member. Richard C. Seaver served as Chairman of the Board of Directors until November 2006 and continues to serve as Chairman Emeritus and a director of Hydril. He is regarded as an employee and was paid $175,000 by Hydril in 2006.

(2)	The amounts set forth in the table above for “Stock Awards” and “Option Awards” are equal to the dollar amounts recognized by Hydril as stock-based compensation expense for the year ended December 31, 2006 for financial reporting purposes in accordance with FAS 123R with respect to prior awards of options and deferred share units, respectively, granted to non-employee directors, except that in accordance with applicable disclosure requirements, these amounts do not reflect any reduction for estimated forfeiture related to service-based vesting conditions.

The following table sets forth the portion of the stock-based compensation expense for 2006 in the case of each nonemployee director that relates to awards made in each of the periods indicated below. The amounts are the same for each of the non-employee directors. Hydril did not make awards of options to non-employee directors in 2005 or 2006.

	2003	2004	2005	2006	Total
Option Awards	$5,464	$9,286	$—	$—	$14,750
Stock Awards	—	77,516	54,643	29,367	161,525
     For purposes of FAS 123R and the amounts set forth in the table above, compensation expense for stock options is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period of the award (which is equal to the period over which the award vests). The grant date fair value of all options granted by Hydril in 2003 and 2004 was estimated using the Black-Scholes model and the following assumptions:

	2003	2004
Expected life (years)	5.5	3.71
Interest rate	2.75%	3.67%
Volatility	49.83%	36.00%
Dividend yield	0%	0%
Weighted-average fair value per shares at grant date	$13.12	$9.34

For more information regarding Hydril’s accounting for stock options under FAS 123R, please see Note 2 “Stock-Based Compensation” in the notes to Hydril’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.

With respect to deferred share units, compensation expense is recognized on a “mark-to-market” basis over the vesting period based on the fair market value of the underlying stock at the end of each reporting period. As a result, the amount expensed for a given award is adjusted on an ongoing basis for changes in the price of the common stock.

In 2006, each non-employee director received an award of 2,000 deferred share units, with a grant dated fair value of $75.20. The awards will vest and become payable in full on June 1, 2009. Upon vesting, the deferred share units are settled in cash at the then fair market value of the common stock on a one-for-one basis. As the deferred share units cannot result in the issuance of shares of Hydril common stock, they are not issued in connection with any Hydril incentive plan. In 2006, each of the non-employee directors waived the automatic annual grant under the Hydril Company 2000 Incentive Plan of a nonqualified stock option award to each non-employee director for 3,000 shares of common stock

(3)	As of December 31, 2006, the directors named above held stock options for the purchase of the following number of shares of common stock and the following amounts of unvested deferred share units:

	Jerry S.	Roger	Gordon T.	Kenneth S.	Richard C.	Patrick	T. Don	Lew O.
	Cox	Goodan	Hall	McCormick	Seaver	T. Seaver	Stacy	Ward
Stock options	3,002	5,982	3,002	1,001	0	5,982	5,982	1,001
Deferred share units	6,500	6,500	6,500	6,500	0	6,500	6,500	6,500

(4)	Richard Seaver is a participant in the Hydril Company Retirement Plan. Due to benefit payments he received during 2006 under that plan, the actuarial present value of his accumulated benefit under the plan declined by $19,360 at December 31, 2006 as compared with December 31, 2005. See “Pension Benefits” above for more information regarding the Hydril Company Retirement Plan.

(5)	The amounts set forth for Richard Seaver for “All Other Compensation” represent contributions by Hydril under its 401(k) Plan and defined contribution retirement plan.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     None of Hydril’s executive officers has served as a member of a compensation committee or Board of Directors of any other entity which has an executive officer serving as a member of Hydril’s board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides certain information with respect to all of Hydril’s equity compensation plans in effect as of December 31, 2006.

(c)
	(a)		Number of shares of
	Number of shares of		common stock remaining
	common stock to be	(b)	available for future
	issued upon exercise	Weighted average	issuance under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights(1)	warrants and rights(2)	reflected in column (a))(3)
Equity compensation plans approved by security holders(4)	740,421	$25.53	1,312,683
Equity compensation plans not approved by security holders	None	None	None

Total	740,421	$25.53	1,312,683

(1)	Includes 293,262 shares that may be issued pursuant to previously made restricted stock unit awards, subject to and upon vesting of the awards.

(2)	Excludes restricted stock unit awards.

(3)	The amount shown represents (i) 134,683 shares of common stock available for grant pursuant to awards of stock, as well as stock options or stock appreciation rights, under the Hydril Company 2000 Incentive Plan and (ii) 1,178,000 shares of common stock available for use under the Hydril Company 2005 Incentive Plan, of which 527,800 are available for awards other than options or stock appreciation rights. With respect to the Hydril Company 2005 Incentive Plan, no more than 1,200,000 shares of common stock are available for options, and no more than 550,000 shares of common stock are available for awards other than options or stock appreciation rights. The amount shown excludes shares under the Hydril Company Employee Stock Purchase Plan which was terminated on January 1, 2006.

(4)	The shares of common stock set forth above relate to the Hydril Company 2000 Incentive Plan and the Hydril Company 2005 Incentive Plan.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth the number of Hydril shares beneficially owned by:
•	each person or entity known to Hydril to be a beneficial owner of 5% or more of either class of Hydril’s voting securities or having beneficial ownership of voting stock holding 5% or more of the voting power;

•	each of Hydril’s directors or nominees for director;

•	Hydril’s chief executive officer, chief financial officer and each of its other named executive officers; and

•	all of Hydril’s executive officers and directors as a group.

     Also set forth below is the percentage such shares represent of the 20,978,750 total shares of common stock and class B common stock outstanding on March 21, 2007, the record date for the special meeting of Hydril stockholders to vote on the merger with Tenaris, and the percentage such shares represent of the combined voting power, based on each holder of class B common stock being entitled to ten votes per share and each holder of common stock being entitled to one vote per share. On March 21, 2007, there were 18,050,418 shares of common stock and 2,928,332 shares of class B common stock outstanding. The class B common stock converts into common stock on a one for one basis at the option of the holder or automatically upon the sale, pledge, assignment or other transfer or disposition of class B common stock to certain specified classes of person. Information regarding the shares beneficially owned is as of March 21, 2007, except with respect to (i) Neuberger Berman Inc. and Oppenheimer Funds, Inc., which is based on filings made with the SEC regarding ownership as of December 31, 2006, (ii) Tenaris, which is based on a filing made with the SEC regarding ownership as of February 11, 2007, (iii) T. Rowe Price Associates, Inc., which is based on a filing made with the SEC regarding ownership as of March 8, 2007 and (iv) Mario J. Gabelli, which is based on a filing made with the SEC regarding ownership as of March 26, 2007. Beneficial ownership is determined in accordance with rules of the SEC and includes shares of common stock that the holder may acquire within 60 days upon exercise of options. As described in the footnotes, voting and/or investment power with respect to shares held by various trusts is shared by some of the named stockholders, and thus those shares are shown as beneficially owned by more than one person. The footnotes to the table expressly indicate how many of the shares set forth in the table are shares of common stock, shares of class B common stock and shares of common stock issuable upon exercise of options.

	Combined	Percentages
	Shares	Combined	Combined
	(Common and	Outstanding	Voting
	class B)	Shares	Power
Directors and Executive Officers:(1)
E. Charles Chauviere III	19,801	*	*
Jerry S. Cox	4,001	*	*
Roger Goodan	8,072	*	*
Gordon T. Hall	2,001	*	*
Charles E. Jones(2)	43,708	*	*
Kenneth S. McCormick	—	—	—
Chris D. North	7,349	*	*
Neil G. Russell	20,570	*	*
Christopher T. Seaver(3)	114,056	*	2.35%
Patrick T. Seaver(3)	21,286	*	*
Richard C. Seaver(3)(4)	2,215,251	10.56%	46.80%
T. Don Stacy	7,481	*	*
Lew O. Ward	16,347	*	*
All directors and executive officers as a group (14 persons)	2,487,826	11.86%	49.57%

Other 5% Stockholders:
Myron E. Harpole(5)	1,574,739	7.51%	32.92%
Blanche Ebert Seaver Endowment for Frank R. Seaver College and Northern Trust Bank of California, N.A.(6)	1,296,424	6.18%	27.39%
Tenaris(7)	1,035,208	4.93%	21.81%
The Seaver Institute and the Trust under Paragraph VIII of the Will of Frank R. Seaver, Deceased(8)	299,611	1.43%	6.33%
Declaration of Trust dated December 28, 1978(9)	219,765	1.05%	4.64%
T. Rowe Price Associates, Inc.(10)	1,852,766	8.83%	3.91%
Neuberger Berman Inc. (11)	1,903,979	9.08%	4.02%
Oppenheimer Funds, Inc. (12)	1,164,329	5.55%	2.46%
Mario J. Gabelli(13)	1,329,521	6.34%	2.81%

*	Less than 1%

(1)	The amounts shown for directors and executive officers as of March 21, 2007 include, in some cases, shares held by trusts of which the applicable director is a trustee and shares held by members of the immediate family of the applicable director or officer. Except in the case of Messrs. Richard, Patrick and Christopher Seaver, all shares shown in the table above are shares of common stock or shares of common stock issuable upon exercise of options. For information regarding Richard Seaver’s holdings, see footnote 4. For Messrs. Christopher and Patrick Seaver, 111,100 and 9,555 shares, respectively, of the shares shown in the table above are class B common stock; the remainder are common stock or options to purchase common stock. The amounts of shares shown in the table above representing shares of common stock that may be acquired upon exercise of options is as follows within 60 days of March 21, 2006: Charles Chauviere: 14,752; Roger Goodan: 4,981; Charles Jones: 35,720; Chris North: 4,280; Neil Russell: 14,520; Patrick Seaver: 4,981; Don Stacy: 4,981; Gordan Hall: 2,001; Jerry Cox: 2,001; and all directors and executive officers as a group: 94,992. The amounts shown in the table above do not include 6,500 deferred share units held by each of the non-employee directors, which settle in cash upon vesting.

(2)	The amount of common stock held by Charles Jones includes 3,462 shares of restricted common stock awarded on June 1, 2003. Charles Jones has voting power over these shares, but they remain subject to forfeiture until the restricted stock award vests. The award will vest with respect to 1,731 shares on each of June 1, 2007 and June 1, 2008.

(3)	Christopher Seaver, Patrick Seaver and Richard Seaver, individually and in his capacity as the sole trustee of the Richard C. Seaver Living Trust, are parties to the voting and support agreement with Tenaris, pursuant to which they generally have agreed to vote specified shares in favor of the merger transaction. The voting and support agreement concerns the following number of shares: Christopher Seaver: 111,100 shares of class B common stock and 2,956 shares of common stock; Patrick Seaver: 2,325 shares of class B common stock; the Richard C. Seaver Living Trust: 853,827 shares of class B common stock; and Richard C. Seaver, individually: 65,000 shares of class B common stock. In addition, any shares that the parties to the voting and support agreement subsequently acquire beneficial ownership of, including pursuant to the exercise of stock options, will be subject to the terms of the voting and support agreement. support agreement. See footnote (7) below for information regarding the report filed by Tenaris and related parties regarding the voting and support agreement and the shares subject thereto.

(4)	Richard Seaver is a director and Chairman Emeritus of the Board of Hydril. He reports that he may be deemed the beneficial owner of 2,215,251 shares of class B common stock. Of these shares, Richard Seaver reports sole voting and dispositive power over 65,000 shares of class B common stock, which are held directly by him. Richard Seaver reports shared voting and dispositive power over 2,150,251 shares: 853,827 shares of class B common stock held by him as sole trustee of the Richard Seaver Living Trust and 1,296,424 shares of class B common stock held by him as one of three trustees of the Blanche Ebert Seaver Endowment for Frank R. Seaver College (the “Endowment”) (see footnote 6). Richard Seaver disclaims beneficial ownership of the shares of class B common stock held by the Endowment. Richard Seaver is the father of Christopher Seaver, Chairman of the Board, President and Chief Executive Officer of Hydril, and Patrick Seaver, Vice Chairman of the Board of Hydril. Richard Seaver’s business address is 3300 N. Sam Houston Parkway East, Houston, Texas 77032.

(5)	Myron Harpole reports that he may be deemed the beneficial owner of 1,556,239 shares of class B common stock and 18,500 shares of common stock. Of these shares, he reports sole voting and dispositive power over 18,500 shares of common stock. Myron Harpole shares voting and dispositive power over 1,556,239 shares of class B common stock as follows: 1,296,424 shares of class B common stock held by him as one of three trustees of the Endowment (see footnote 5) and 259,815 shares of class B common stock held by him as the sole trustee of two charitable trusts of which he is not a beneficiary (one of which is referenced in footnote 8). Myron Harpole disclaims beneficial ownership of the shares of class B common stock held by the Endowment and the shares of class B common stock held by the two charitable trusts. Myron Harpole is one of 15 directors of The Seaver Institute (see footnote 8). Myron Harpole’s business address is 140 South Lake Avenue, Suite 274, Pasadena, California 91101.

(6)	The Endowment reports that it may be deemed the beneficial owner of 1,296,424 shares of class B common stock over which it holds shared voting and dispositive power. The sole beneficiary of the Endowment is the Frank R. Seaver College of Pepperdine University. Richard Seaver and Myron Harpole are two of the three trustees of the Endowment (see footnotes 4 and 5). Northern Trust, NA reports that it may be deemed the beneficial owner of 1,296,424 shares of class B common stock. It has shared voting and dispositive power over these shares as one of three trustees of the Endowment. Northern Trust disclaims beneficial ownership of all of these shares. The business address for the Endowment (care of Northern Trust) and Northern Trust is 355 South Grand Avenue, Suite 2600, Los Angeles, California 90071.

(7)	Tenaris, Rocca & Partners S.A., San Faustin N.V. and I.I.I. Industrial Investments Inc. each reports that it has shared voting and dispositive power over 2,956 shares of common stock and 1,032,252 shares of class B common stock pursuant to the voting and support agreement. See footnote (3) above for more information regarding the voting and support agreement. Each of these entities disclaims beneficial ownership of these shares. The business address for Tenaris is 46 A Ave John F Kennedy, 2nd floor L-1855, Luxembourg; the business address for Rocca & Partners S.A. is Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Islands; the business address for San Faustin N.V. is Berg Arrarat I, Curacao, Netherlands Antilles; and the business address for I.I.I. Industrial Investments Inc. is 69 Dr. Roy’s Drive, Georgetown, Grand Cayman, Cayman Islands.

(8)	The Seaver Institute is a non-profit corporation for scientific, educational, charitable and religious purposes. The Seaver Institute and the Trust created under Paragraph VIII of the Will of Frank R. Seaver, Deceased (the “Paragraph VIII Trust”) report that they have shared voting and dispositive power over 299,611 shares of class B common stock held by The Seaver Institute as sole trustee under the Paragraph VIII Trust, the beneficiaries of which are various educational and religious institutions. The Board of Directors of The Seaver Institute is currently comprised of 15 individuals, including Richard Seaver, Patrick Seaver and Christopher Seaver, each of whom is a director of Hydril, and Martha Seaver, Victoria Seaver Dean, and R. Carlton Seaver, each of whom is the child of Richard Seaver and sibling of Christopher Seaver and Patrick Seaver. Victoria Seaver Dean is also the president of The Seaver Institute. The business address for each of The Seaver Institute and the Paragraph VIII Trust is 11611 San Vicente Blvd., Suite 545, Los Angeles, California 90049.

(9)	The Declaration of Trust dated December 28, 1978 reports that it may be deemed the beneficial owner of 219,765 shares of class B common stock over which it holds shared voting and dispositive power. Myron Harpole serves as trustee under the Declaration of Trust (see footnote 5). The business address for the Declaration of Trust is c/o Myron Harpole, 140 South Lake Avenue, Suite 274, Pasadena, California 90071.

(10)	T. Rowe Price Associates, Inc. reports that it has sole voting power over 361,900 shares of common stock and sole dispositive power over 1,852,766 shares of common stock. T. Rowe Price Associates, Inc. disclaims beneficial ownership of all of these shares. The business address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(11)	Neuberger Berman Inc. reports that its wholly owned subsidiary, Neuberger Berman, LLC, has sole voting power over 53,986 shares of common stock, shares voting power over 1,389,142 shares of common stock, and shares dispositive power over 1,903,979 shares of common stock with other wholly owned subsidiaries, Neuberger Berman Management Inc. and Neuberger Berman Equity Funds. The business address for Neuberger Berman Inc. is 605 Third Avenue, New York, New York 10158.

(12)	Oppenheimer Funds, Inc. reports that it shares voting and dispositive power over 1,164,329 shares of common stock. Oppenheimer Funds, Inc. disclaims beneficial ownership of all of these shares. The business address for Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(13)	Gabelli Funds, LLC reports that it has sole voting and dispositive power over 355,000 shares of common stock; GAMCO Asset Management Inc. reports that it has sole voting power over 759,500 shares of common stock and sole dispositive power over 778,900 shares of common stock; Gabelli Securities, Inc. reports that it has sole voting and dispositive power over 132,221 shares of common stock; MJG Associates, Inc. reports that it has sole voting and dispositive power over 16,400 shares of common stock;

Gabelli Foundation, Inc. reports that it has sole voting and dispositive power over 7,500 shares of common stock; GGCP, Inc. reports that it has sole voting and dispositive power over 10,000 shares of common stock; GAMCO Investors, Inc. reports that it has sole voting and dispositive power over 15,000 shares of common stock; and Mario J. Gabelli reports that he has sole voting and dispositive power over 14,500 shares of common stock and may be deemed to beneficially own all 1,329,521 shares of common stock. The business address for Mario J. Gabelli, GGCP, Inc., GAMCO Investors, Inc., Gabelli Securities, Inc., GAMCO Asset Management Inc. and Gabelli Funds, LLC is One Corporate Center, Rye, New York 10580; the business address for MJG Associates, Inc. is 140 Greenwich Avenue, Greenwich, Connecticut 06830; and the business address for Gabelli Foundation, Inc. is 165 West Liberty Street, Reno, Nevada 89501.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
     The Board has determined that, except as follows, all of the members of the Board are “independent directors” within the meaning of Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market. Christopher Seaver is not considered independent because he is an officer of the Company. Richard Seaver and Patrick Seaver are not considered independent because they are the father and brother, respectively, of Christopher Seaver.
     The Board took into consideration certain relationships, described below, in making its determinations as to which directors are independent. These relationships are not of a nature or significance such that they are required to be disclosed under the requirements applicable to the “Transactions with Related Persons” section below. The Board’s opinion was that the following relationships would not interfere with the exercise of independent judgment on the part of the director in carrying out his responsibilities as a director:
•	Jerry Cox is a member of the Board of Regents of Pepperdine University and Lew Ward serves on the Advisory Board to Pepperdine University. Pepperdine, formerly a significant direct stockholder of Hydril, no longer holds Hydril shares directly but remains the beneficiary under the Blanche Ebert Seaver Endowment for Frank R. Seaver College, which holds approximately 27% of the voting power of Hydril’s stock. The trustees of the Endowment are Richard Seaver, Myron Harpole and Northern Trust Bank of California, N.A.

•	Gordon Hall holds a small passive, indirect interest in an entity in which Hydril holds a minority ownership interest. Mr. Hall’s indirect holdings represent approximately a 1% equity interest in the entity and Hydril holds approximately a 9% equity interest. Mr. Hall has advised that his investment represents a de minimis amount of his total assets.
TRANSACTIONS WITH RELATED PERSONS
     Hydril leases office space in Los Angeles, California, for use by Richard Seaver, its Chairman Emeritus. The office space is leased from R. Carlton Seaver, the son of Richard Seaver and the brother of Christopher Seaver and Patrick Seaver. The lease includes secretarial and paralegal services, postage and photocopying, internet access and other administrative services at no additional cost. The lease currently in effect has a term of February 1, 2007 through December 31, 2007. Hydril was responsible for the rental payments under a lease with Carlton Seaver for similar office space, which lease expired on January 31, 2007. During 2006, payments totalling $66,000 were made by Hydril in connection with the prior lease. For 2007, the total rental payments under the new lease are expected to total $62,700. Hydril believes that the terms of the leases are at least as favorable as could be obtained from unaffiliated third-parties in arm’s length negotiations.

RELATED PARTY TRANSACTION POLICIES AND PROCEDURES
     As set forth in writing in the Audit Committee Charter, the Audit Committee reviews related party transactions for potential conflicts of interest and all such transactions must be approved by the Audit Committee. For this purpose, related party transactions are transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. Management is responsible for identifying for the Audit Committee related party transactions that should be brought before the Audit Committee for consideration. In order to identify related party transactions, among other measures, we submit and require our directors and officers to complete questionnaires identifying transactions with us in which the officer or director or their family members may have an interest. In addition, our Code of Business Conduct and Ethics for employees and officers requires employees to report conflicts of interest to their supervisor or the Hydril Human Resources Department. Similarly, our Code of Business Conduct and Ethics for Directors requires all directors with an actual or potential conflict of interest to bring it to the attention of the chairman of the Audit Committee.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
FEES PAID TO DELOITTE & TOUCHE LLP
     For the years ended December 31, 2006 and 2005, Deloitte & Touche LLP billed Hydril as set forth in the table below.

		Audit-Related
Year	Audit Fees(1)	Fees(2)	Tax Fees(3)
2006	$994,471	$99,664	$50,294
2005	1,112,195	38,038	112,542

(1)	The amount for 2006 includes fees incurred for the review and testing of internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	The amounts represent fees for employee benefit plan audits, review of a registration statement on Form S-8 and accounting research and consultation.

(3)	The amounts represent fees for tax compliance and consulting, the majority of which were for tax compliance.
AUDIT COMMITTEE PREAPPROVAL
     The Audit Committee preapproves all audit and permissible non-audit services provided by Deloitte & Touche LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the preapproval of services provided by independent auditors. Under the policy, preapproval is generally provided on an annual basis and preapproval is detailed as to the particular service or category of services and each service is generally subject to a specific dollar limit based on the budgeted amounts. Further Audit Committee approval is required if a service was not covered by the preapproval or was covered, but would cause the applicable dollar limit to be exceeded. The Audit Committee may also preapprove particular services on a case-by-case basis. The Audit Committee’s policy provides that the Chairman of the Committee may preapprove services up to $10,000 each in the event approval is needed of a service which is not covered by the existing preapprovals and the engagement must be approved before the next scheduled Audit Committee meeting. The Chairman must report any such preapprovals to the Audit Committee at the next committee meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements
•	No financial statements are filed as part of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K. The originally filed Annual Report on Form 10-K included the financial statements of the Registrant as set forth under Item 8 therein.
2.	Financial Statement Schedules
•	All schedules have been omitted because either they are not applicable or the required information is shown in the financial statements.
3.	Exhibits

Exhibit
No.		Description
2.1*	—	Agreement and Plan of Merger among Hydril Company, Tenaris S.A. and Hokkaido Acquisition, Inc. dated as of February 11, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on February 12, 2007).

3.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).

3.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.2*	—	Rights Agreement dated as of April 9, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2002).

4.3*	—	Amendment to the Rights Agreement, dated as of February 11, 2007 between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on February 12, 2007).

10.3*+	—	Employment Agreement with Neil Russell dated March 12, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.5*+	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.6*+	—	Amendment to Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year-ended December 31, 2003).

10.7*+	—	Form of Stock Option Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.8*+	—	Form of Stock Option Award Agreement for Non-employee Directors under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.9*+	—	Form of Restricted Stock Unit Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year-ended December 31, 2004).

Exhibit
No.		Description
10.10*+	—	Form of Restricted Stock Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.11*+	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.12*+	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).

10.13**+	—	Forms of Change in Control Agreements.

10.14**+	—	Description of Non-employee Director Compensation.

10.15*+	—	Executive Officer 2006 Bonus Criteria under the 2006 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.16*+	—	2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.17*+	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.18*+	—	Form of Restricted Stock Unit Agreement (Performance-Based) for Employees under the Hydril 2000 and 2005 Incentive Plans (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.19*+	—	Hydril Company 2005 Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 8, 2005).

10.20*+	—	Form of Deferred Share Unit Award Agreement between Hydril and Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on May 23, 2005).

21.1**	—	Subsidiaries of the Registrant.

23.1**	—	Consent of Independent Registered Public Accounting Firm.

24.1**	—	Powers of Attorney.

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2**	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

**	Previously filed with the original Annual Report on Form 10-K.

+	Denotes management compensatory plan or agreement.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April 2007.

HYDRIL COMPANY

By:	/s/ Chris D. North

Chris D. North, Vice President of Finance,
Chief Financial Officer and Secretary
(Authorized officer and principal
accounting and financial officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on the 27th day of April 2007.

Signature	Title
/s/ Christopher T. Seaver	President, Chief Executive Officer and Chairman of the Board

Christopher T. Seaver	(Principal Executive Officer)

/s/ Chris D. North	Vice President of Finance, Chief Financial Officer and Secretary

Chris D. North	(Principal Accounting and Financial Officer)

*	Chairman Emeritus of the Board

Richard C. Seaver

*	Director

Jerry S. Cox

*	Director

Roger Goodan

*	Director

Gordon T. Hall

*	Director

Kenneth S. McCormick

*	Director

Patrick T. Seaver

*	Director

T. Don Stacy

*	Director

Lew O. Ward

*By:	/s/ Christopher T. Seaver

Christopher T. Seaver
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
No.		Description
2.1*	—	Agreement and Plan of Merger among Hydril Company, Tenaris S.A. and Hokkaido Acquisition, Inc. dated as of February 11, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on February 12, 2007).

3.1*	—	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the Commission on November 14, 2000).

3.2*	—	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.1*	—	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

4.2*	—	Rights Agreement dated as of April 9, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Pursuant to the Rights Agreement, Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2002).

4.3*	—	Amendment to the Rights Agreement, dated as of February 11, 2007 between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on February 12, 2007).

10.3*+	—	Employment Agreement with Neil Russell dated March 12, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.5*+	—	Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.6*+	—	Amendment to Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year-ended December 31, 2003).

10.7*+	—	Form of Stock Option Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.8*+	—	Form of Stock Option Award Agreement for Non-employee Directors under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.9*+	—	Form of Restricted Stock Unit Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.10*+	—	Form of Restricted Stock Award Agreement for Employees under the Hydril Company 2000 Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year-ended December 31, 2004).

10.11*+	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on July 31, 2000).

10.12*+	—	Hydril Company Restoration Plan (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the year-ended December 31, 2001).

10.13**+	—	Forms of Change in Control Agreements.

10.14**+	—	Description of Non-employee Director Compensation.

10.15*+	—	Executive Officer 2006 Bonus Criteria under the 2006 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

Exhibit
No.		Description
10.16*+	—	2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.17*+	—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.18*+	—	Form of Restricted Stock Unit Agreement (Performance-Based) for Employees under the Hydril 2000 and 2005 Incentive Plans (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.19*+	—	Hydril Company 2005 Incentive Plan (incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 8, 2005).

10.20*+	—	Form of Deferred Share Unit Award Agreement between Hydril and Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on May 23, 2005).

21.1**	—	Subsidiaries of the Registrant.

23.1**	—	Consent of Independent Registered Public Accounting Firm.

24.1**	—	Powers of Attorney.

31.1	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2**	—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

**	Previously filed with the original Annual Report on Form 10-K.

+	Denotes management compensatory plan or agreement.