Form 10-Q
period 2007-03-31
HYDRIL CO
filed 2007-05-04
CIK 1116030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares outstanding at April 30, 2007:
Common stock, $.50 par value, 17,990,769 shares outstanding
Class B common stock, $.50 par value, 2,919,102 shares outstanding

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
.   failure to satisfy remaining closing conditions with respect to the proposed merger with Tenaris,
.   the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement or to delays in the consummation of the merger,
.  the failure of the proposed merger to occur for any other reason,
.  the amount of the costs, fees, expenses and charges relating to the merger,
.  uncertainty concerning the effects of the pending merger transaction,
.  the retention of Hydril customers and personnel pending the merger transaction,
.  the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of Hydril’s products,
.  the risks associated with fixed-price contracts,
.  the loss of distribution or change to distribution channels or methods or inventory practices for premium connections in the U.S. and Canada,
.  competition from steel mills,
.  limitations on the availability of pipe for threading,
.  the impact of imports of tubular goods and of international and domestic trade laws,
.  factors that could cause our results to vary significantly from quarter to quarter,
.  the consolidation of end-users,
.  intense competition in our industry,
.  the risks associated with international operations,
.  the ability to attract and retain skilled labor, and
.  Hydril’s ability to successfully develop new technologies and products and maintain and increase its market share.
     Please read “ITEM 1A-RISK FACTORS” for more information about many of these risks and uncertainties. These factors may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,”

“anticipated,” “believes,” “estimated,” “potential,” or the negative of these terms or other comparable terminology.
     These statements are only projections based on anticipated industry activity. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

HYDRIL COMPANY
Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$121,063	$105,473
Investments and marketable securities	4,674	8,209
Receivables:
Trade, less allowance for doubtful accounts: 2007, $1,228; 2006, $1,210	78,378	98,734
Contract costs and estimated earnings in excess of billings	30,232	25,520
Other	1,934	4,041

Total receivables	110,544	128,295

Inventories:
Finished goods	75,410	56,958
Work-in-process	30,022	21,815
Raw materials	19,325	18,013

Total inventories	124,757	96,786

Deferred tax asset	9,833	9,715
Other current assets	5,964	22,559

Total current assets	376,835	371,037

PROPERTY:
Land and improvements	28,572	24,986
Buildings and improvements	58,209	57,719
Machinery and equipment	180,387	178,430
Construction-in-progress	6,217	11,308

Total	273,385	272,443
Less accumulated depreciation and amortization	(148,545)	(149,208)

Property, net	124,840	123,235

OTHER LONG-TERM ASSETS:
Deferred tax asset	456	256
Other assets	17,940	15,503

TOTAL	$520,071	$510,031

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Information)

	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$55,488	$40,695
Billings in excess of contract costs and estimated earnings	107,452	102,260
Accrued liabilities	32,903	29,913
Income taxes payable	14,003	14,687

Total current liabilities	209,846	187,555

LONG-TERM LIABILITIES:
Deferred tax liability	14,087	13,233
Other	20,040	18,635

Total long-term liabilities	34,127	31,868

COMMITTEMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock — authorized, 10,000,000 shares of $1 par value; none issued or outstanding	—	—
Common stock — authorized 75,000,000 shares of $.50 par value; 21,009,549 and 20,922,239 shares issued at March 31, 2007 and December 31, 2006, respectively	10,505	10,461
Class B common stock — authorized, 32,000,000 shares of $.50 par value; 2,928,332 and 2,980,305 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,464	1,490
Additional paid in capital	87,599	84,775
Retained earnings	394,384	371,069
Accumulated other comprehensive loss	(2,853)	(3,773)
Less treasury stock, at cost; 3,059,835 and 2,547,631 shares at March 31, 2007 and December 31, 2006, respectively	(215,001)	(173,414)

Total stockholders’ equity	276,098	290,608

TOTAL	$520,071	$510,031

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Unaudited Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2007	2006
REVENUE	$135,017	$114,060
COST OF SALES	76,313	64,181

GROSS PROFIT	58,704	49,879

SELLING, GENERAL & ADMINISTRATION EXPENSES:
Engineering	4,389	3,435
Sales and marketing	6,657	5,593
General and administration	12,412	8,000

Total	23,458	17,028

OPERATING INCOME	35,246	32,851

LOSS FROM UNCONSOLIDATED ENTITIES	(39)	(45)

INTEREST INCOME	1,290	1,470
OTHER INCOME (EXPENSE), NET	213	(99)

INCOME BEFORE INCOME TAXES	36,710	34,177
PROVISION FOR INCOME TAXES	13,395	11,508

NET INCOME	$23,315	$22,669

EARNINGS PER SHARE:
BASIC	$1.11	$0.96
DILUTED	$1.09	$0.94

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	21,069,327	23,697,639
DILUTED	21,426,129	24,120,861
See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Unaudited Consolidated Statements of Changes in Stockholders’ Equity
And Comprehensive Income
(In Thousands, Except Share Amounts)

							Accumulated
					Additional		Other
	Common Stock		Class B Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2006	20,922,239	$10,461	2,980,305	$1,490	$84,775	$371,069	$(3,773)	$(173,414)	$290,608

Net Income	—	$—	—	$—	$—	$23,315	$—	$—	$23,315

Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	920	—	920

Total Comprehensive Income	—	—	—	—	—	23,315	920	—	24,235

Issuance of Common stock-exercise of stock options	35,337	18	—	—	854	—	—	—	872
Tax benefit on option exercises	—	—	—	—	844	—	—	—	844
Treasury shares purchased at cost	—	—	—	—	—	—	—	(41,587)	(41,587)
Stock-based compensation	—	—	—	—	1,147	—	—	—	1,147
Conversion of Class B Common stock to Common stock	51,973	26	(51,973)	(26)	—	—	—	—	—
Forfeitures of Restricted units	—	—	—	—	(21)	—	—	—	(21)

Balance, March 31, 2007	21,009,549	$10,505	2,928,332	$1,464	$87,599	$394,384	$(2,853)	$(215,001)	$276,098

See notes to unaudited consolidated financial statements

HYDRIL COMPANY
Part I, Item 1: Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,315	$22,669

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,126	961
Depreciation and amortization	3,879	3,573
Deferred income taxes	727	1,088
Provision for doubtful accounts	70	236
Equity loss in unconsolidated affiliates	39	45
Change in operating assets and liabilities:
Receivables	22,393	(13,220)
Contract costs and estimated earnings in excess of billings	(4,712)	(2,303)
Inventories	(27,971)	(4,645)
Other current and noncurrent assets	(1,332)	(202)
Accounts payable	14,793	7,069
Billings in excess of contract costs and estimated earnings	5,192	10,670
Accrued liabilities	3,910	(1,311)
Income taxes payable	(684)	1,654
Other long-term liabilities	1,403	705

Net cash provided by operating activities	42,148	26,989

NET CASH FROM INVESTING ACTIVITIES:
Proceeds from held-to-maturity investments	3,535	2,576
Purchase of available for sale investments	—	(49,771)
Proceeds from available for sale investments	—	21,750
Capital expenditures	(5,255)	(5,005)
Other, net	(1,382)	(174)

Net cash used in investing activities	(3,102)	(30,624)

NET CASH FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	152
Proceeds from exercise of stock options	872	1,397
Purchase of treasury stock	(41,587)	—
Application of advance payments on purchases of treasury stock	16,587	—
Excess tax benefits from stock-based compensation	672	880

Net cash provided by (used in) financing activities	(23,456)	2,429

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,590	(1,206)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,473	65,145

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,063	$63,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid:
Domestic	$8,000	$3,050
Foreign	4,133	4,681
See notes to unaudited consolidated financial statements

Hydril Company
Part I, Item 1: Notes to Unaudited Consolidated Financial Statements
Note 1 — BASIS OF PRESENTATION
     Principles of Consolidation— The consolidated financial statements include the accounts of Hydril Company and its wholly owned subsidiaries. Investments over which we have the ability to exercise significant influence over operating and financial policies, but do not hold a controlling interest, are accounted for using the equity method of accounting. Intercompany accounts and transactions are eliminated in consolidation.
     Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Interim Presentation— The accompanying unaudited consolidated interim financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in the opinion of management reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation in all material respects of the financial position and results for the interim periods. The December 31, 2006 consolidated balance sheet was derived from our audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.
     Cash and Cash Equivalents — Cash equivalents are highly liquid investments including commercial paper, time deposits and money market funds having original maturities of three months or less.
     Investments — The Company invests excess cash in various securities and money market mutual funds rated as the highest quality by a nationally recognized rating agency.
     The Company has investments classified as “held-to-maturity” and measured at amortized cost in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management has the positive intent and ability to hold those securities to maturity. As of March 31, 2007 and December 31, 2006, the Company held $4,674,000 and $8,209,000, respectively of corporate investment securities classified as “held to maturity.” Contractual maturities of these securities at March 31, 2007 were all within one year of maturity.

Note 2 — PENDING MERGER
     The Company entered into an Agreement and Plan of Merger effective February 11, 2007 (the “Merger Agreement”), among the Company, Tenaris S.A. (“Tenaris”) and Hokkaido Acquisition, Inc. (“Merger Sub”), an indirect wholly-owned subsidiary of Tenaris. Under the terms of the Merger Agreement, Merger Sub will be merged (the “Merger”) with and into Hydril and Hydril will become an indirect wholly-owned subsidiary of Tenaris. Pursuant to the Merger, each outstanding share of Hydril common stock and of Hydril class B common stock will be converted into the right to receive $97.00 per share in cash. On March 8, 2007, the United States Department of Justice granted early termination of the antitrust notification waiting period. On May 2, 2007, the Merger was approved by Hydril’s stockholders. The Merger is subject to other customary conditions. The Merger is not conditioned on financing and is expected to occur on May 7, 2007. Certain Hydril stockholders agreed pursuant to a voting and support agreement with Tenaris (the “Voting Agreement”) to vote specified Hydril shares owned by them, representing approximately 22% of the combined voting rights, in favor of the Merger. See Note 6, Commitments and Contingencies.
     For the three months ended March 31, 2007, the Company incurred $1,472,000 in costs and expenses related to the pending Merger. These costs are included in selling, general and administrative expense in our Consolidated Statements of Operations.
Amendment to Rights Agreement
     On February 11, 2007 in connection with the execution of the Merger Agreement, the Company and Mellon Investor Services LLC (the “Rights Agent”), entered into an Amendment to Rights Agreement, dated as of February 11, 2007 (the “Amendment”), to the Rights Agreement dated as of April 9, 2002 (described in Note 9 “STOCKHOLDER’S EQUITY” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2006) (the “Rights Agreement”), between the Company and the Rights Agent. The Amendment provides that none of (i) the announcement of the Merger, (ii) the execution and delivery of the Merger Agreement or the Voting Agreement, (iii) the conversion of shares of common stock or of class B common stock into the right to receive the Per Share Merger Consideration (as defined in the Amendment) or (iv) the consummation of the Merger or any other transaction contemplated by the Merger Agreement or the Voting Agreement will cause (1) any of Tenaris, Merger Sub, or any of their respective subsidiaries, affiliates or associates to become an Acquiring Person (as defined in the Rights Agreement), or (2) the occurrence of a Flip-In Event, a Flip-Over Event, a Distribution Date or a Stock Acquisition Date (each as defined in the Rights Agreement) under the Rights Agreement.
Note 3 — STOCK-BASED COMPENSATION
     The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award. Stock-based compensation expense recognized in the income statement beginning January 1, 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) requires forfeitures to be estimated at the time of grant and revised, when necessary, in subsequent periods if actual forfeitures differ from those estimates. The impact of forfeitures on the compensation expense recognized for the three month periods ended March 31, 2007 and 2006 was estimated based on historical experience.
     Beginning January 1, 2006, stock-based compensation expense is comprised of (i) compensation expense arising from amortization of stock-based awards made prior to, but not yet vested as of January 1, 2006, as discussed above and (ii) compensation expense arising from amortization of stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $732,000 and $625,000, respectively, net of forfeitures and net of tax.
Stock Options
     Total compensation expense related to stock options for the three months ended March 31, 2007 and 2006 was $164,000 and $326,000, respectively, net of forfeitures and tax and is included in General and Administration expense in our Unaudited Consolidated Statement of Operations. Total unrecognized compensation cost as of March 31, 2007 related to stock options is approximately $828,000, net of tax, and is expected to be recognized over approximately the next 2.3 years. The Company has not capitalized any stock-based compensation cost as part of inventory or fixed assets during the three months ended March 31, 2007.
     A summary of the status of the Company’s stock option activity, and related information for the quarter ended March 31, 2007 is presented below:

			Weighted -
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2006	447,159	$25.53
Granted	—	—
Exercised	(40,529)	21.57
Cancelled	(2,140)	27.59

Outstanding at March 31, 2007	404,490	$25.92	6.0	$28,435

Exercisable at March 31, 2007	189,862	$23.40	5.4	$13,825

     A summary of the status of the Company’s nonvested stock options as of March 31, 2007 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at December 31, 2006	218,368	$10.81
Granted	—	—
Vested	(1,600)	12.26
Forfeited	(2,140)	11.05

Nonvested at March 31, 2007	214,628	$10.79

     Cash received from option exercises for the three months ended March 31, 2007 and 2006 was $872,000 and $1,397,000, respectively. In accordance with SFAS 123(R), the consolidated statement of cash flows reports the excess tax benefit from stock-based compensation as a cash in-flow from “Financing Activities” which was $672,000 and $880,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit related to stock option exercises was $844,000 and $1,203,000 for the three months ended March 31, 2007 and 2006, respectively.
Restricted Stock and Restricted Stock Units
     Total compensation expense related to restricted stock units and performance-based restricted stock units for the three months ended March 31, 2007 and 2006 was $568,000 and $299,000, net of forfeitures and tax, respectively, and is included in General and Administration expense in our Consolidated Statement of Operations. Total unrecognized compensation cost as of March 31, 2007 related to restricted stock units and performance-based restricted stock units is approximately $6,336,000, net of tax, and is expected to be recognized over the next 4.2 years.
     On January 19, 2007, the Company granted a total of 6,100 restricted stock units to certain key employees. A stock unit represents the right to receive a share of common stock on the date the restrictions on the unit lapse. The restrictions on the restricted stock units granted in January 2007 lapse over a four year period with twenty five percent of the units vesting on each of the second and third anniversary dates of grant and fifty percent vesting on the fourth anniversary date of the grant. In the event a grantee terminates employment with the Company, any restricted stock units remaining subject to restrictions are forfeited. Restricted unit awards result in the recognition of deferred compensation.

     A summary of the status of the Company’s nonvested restricted stock and restricted stock units as of March 31, 2007 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at December 31, 2006	293,262	$50.69
Granted	6,100	69.61
Vested	—	—
Forfeited	(2,504)	55.43

Nonvested at March 31, 2007	296,858	$51.04

Note 4 — TREASURY STOCK
     During the quarter ended March 31, 2007, the Company repurchased a total of 512,204 shares of its common stock for an aggregate price of approximately $41.6 million. These repurchases were pursuant to the board authorizations described below.
     In March 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The Company repurchased the full amount authorized during the second and third quarters of 2006.
     On November 9, 2006 the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. During November 2006, the Company entered into a prepaid share repurchase agreement with a third party financial institution. Under this agreement, the Company advanced $30 million in cash to the institution in exchange for the delivery by the institution of a variable number of shares on a monthly basis from November 2006 through February 2007. The number of shares ultimately repurchased under the agreement was based upon the volume weighted average price of the Company’s shares during the term of the agreement less a discount. A total of 186,362 shares were delivered to the Company under the November 2006 agreement during 2006. At December 31, 2006, Hydril had reflected as treasury stock purchases $16.6 million, as the estimated portion, as of that date, of the total amount prepaid under the contract relating to shares to be delivered in 2007. An additional 217,763 shares were delivered to the Company during the first quarter of 2007 in satisfaction of the remaining obligations under the November 2006 contract. The Company entered into a similar agreement with the same institution in January 2007 under which the Company advanced $25 million in exchange for the delivery by the financial institution of a variable number of shares on a monthly basis through the end of the first quarter of 2007. A total of 294,441 shares were delivered to the Company during the first quarter of 2007 under the January contract.
     All of the shares repurchased pursuant to the Board authorization through March 31, 2007, are held as treasury stock. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Note 5 — LONG-TERM CONTRACTS
     The components of long-term contracts as of March 31, 2007 and December 31, 2006 consist of the following:

	March 31,	December 31,
(in thousands)	2007	2006
Costs and estimated earnings on uncompleted contracts	$83,206	$76,383
Less: billings to date	(160,426)	(153,123)

Excess of billings over costs and estimated earnings	$(77,220)	$(76,740)

Included in the accompanying balance sheets under the Following captions:
Contract costs and estimated earnings in excess of billings	$30,232	$25,520
Billings in excess of contract costs and estimated earnings	(107,452)	(102,260)

Total	$(77,220)	$(76,740)

Note 6 — COMMITMENTS AND CONTINGENCIES
     Pending Merger — As discussed in Note 2, the Company entered into a definitive Merger Agreement with Tenaris and the Merger Sub, whereby the Merger Sub will be merged with and into Hydril and each outstanding share of Hydril common stock and of Hydril class B common stock will be converted into the right to receive $97.00 per share in cash, subject to stockholder approval and other customary closing conditions. The transaction is not conditioned on financing and is expected to occur on May 7, 2007. Completion of this Merger will constitute a “change in control” for purposes of the change in control agreements for our executive officers. Under each change in control agreement, following the Merger and upon termination of employment or January 1, 2008, the executive is entitled to, among other things, a payment of up to 200% (290% in the case of our Chief Executive Officer) of each executive’s annual salary, plus 200% (290% in the case of our Chief Executive Officer) of his prior three years’ average annual bonuses, as defined in the severance agreements, totaling approximately $6,965,000. In addition, in accordance with the Merger Agreement we have implemented a retention bonus plan. The expected pay-out under this bonus program would be $3,151,000. The Merger will constitute a change of ownership under the Hydril Company Restoration Plan, which is a nonqualified deferred compensation arrangement. Employees who participate in the Restoration Plan are entitled to receive payment of their accrued balance following a change of ownership, totaling approximately $5,954,000. Completion of the Merger will also trigger change in control provisions under the terms of our employee and director stock options, restricted stock and restricted stock units whereby the vesting is accelerated in connection with a change in control. Under certain circumstances resulting in the termination of the Merger Agreement by Hydril, Hydril will be required to pay a termination fee of $77,000,000 to Tenaris and reimburse Tenaris for expenses up to a maximum of $5,000,000.
     In addition, Hydril retained financial advisors in connection with the pending Merger. Under the engagement letters, Hydril has agreed to pay the financial advisors a total of approximately $13,307,000, none of which has been accrued as the payment of substantially all of these amounts are contingent upon the completion of the merger.
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
     Other — The Company has agreed to guarantee 50% of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity, up to a maximum of $3,018,000 by issuing irrevocable standby letters of credit. As of March 31, 2007, the total amount of borrowings of the joint venture was $4,129,000, of which $2,065,000 was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations. As of March 31, 2007, the Company’s investment in this joint venture was approximately $1,000,000.
     Additionally, “Other Receivables” in our consolidated balance sheet as of March 31, 2007, includes $660,000 of advances made by the Company to its premium connection Indian joint venture to supply finished product for customer orders in the Company’s backlog.
Note 7 —LETTERS OF CREDIT
     The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. The letters of credit vary in amount with maturities ranging from July 2007 to February 2012. At March 31, 2007, there was approximately $20,211,000 outstanding in letters of credit comprised of approximately $16,152,000 of performance bonds related to customer’s orders and approximately $3,018,000 of irrevocable letters of credit issued to guarantee the borrowings of our premium connection Indian joint venture. See Note 6, Commitments and Contingencies.
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

     The following table summarizes the computation of basic and diluted net income per share:

		Weighted
	Net	Average	Earnings
(in thousands except per share data)	Income	Shares	Per Share
Three months ended March 31, 2007
Basic net income	$23,315	21,069	$1.11
Effect of dilutive stock options	—	357	—

Diluted net income	$23,315	21,426	$1.09

Three months ended March 31, 2006
Basic net income	$22,669	23,698	$0.96
Effect of dilutive stock options	—	423	—

Diluted net income	$22,669	24,121	$0.94

Note 9 — INCOME TAXES
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted the provisions of FIN 48 on January 1, 2007. At the adoption date of January 1, 2007, the Company reflected approximately $2.6 million of unrecognized tax benefits in “other” long-term liabilities. All such accrued uncertain tax position would affect the Company’s effective tax rate if recognized. There was no change in the amount of unrecognized tax benefits for the period ended March 31, 2007.
     The Company recognizes potential accrued interest and penalties related to unrecognized benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company increased its accrual for interest and penalties to approximately $400,000. To the extent interest and penalties are not assessed with respect to uncertain tax position, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the United States and various foreign jurisdictions. As such, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Mexico, Singapore and the United Kingdom. The 2003 through 2006 tax years remain open to examination by the major taxing authorities to which the Company is subject.
Note 10 — EMPLOYEE BENEFITS
     The Company has defined benefit plans and post-retirement health and life benefits which are described in detail in Note 8 “EMPLOYEE BENEFITS” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2006.
     The table below shows the amount of estimated net periodic benefit costs under each plan for the three months ended March 31:

			Post-Retirement
			Health and
	Defined Benefit Plan		Life Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
(in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$—	$12	$19	$18
Interest cost	502	581	85	87
Expected return on plan assets	(430)	(554)	—	—
Amortization of prior service cost (benefit)	4	4	(122)	(122)
Amortization of net loss	22	39	—	—

Net periodic benefit cost	$98	$82	$(18)	$(17)

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
     The Company’s pressure control segment manufactures a broad range of pressure control equipment used in oil and gas drilling and well completion typically employed in harsh environments. The Company’s pressure control products are primarily safety devices that control and contain fluid and gas pressure during drilling, completion and maintenance in oil and gas wells. The Company also provides aftermarket replacement parts, repair and field services for its installed base of pressure control equipment. Hydril manufactures pressure control products at two plant locations in Houston, Texas, one in New Mills, England and one in Veracruz, Mexico.
     The accounting policies of the segments are the same as those described in Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” under Item 8 of our Annual Report on Form 10-K for the year-ended December 31, 2006 filed with the Securities and Exchange Commission. The Company evaluates segment performance based on operating income or loss.
     Financial data for the business segments for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Revenue
Premium Connection	$69,688	$73,549
Pressure Control	65,329	40,511

Total	$135,017	$114,060

Operating income (loss)
Premium Connection	$25,897	$27,526
Pressure Control	17,240	10,373
Corporate Administration	(7,891)	(5,048)

Total	$35,246	$32,851

Depreciation and amortization
Premium Connection	$2,498	$2,257
Pressure Control	978	810
Corporate Administration	403	506

Total	$3,879	$3,573

Capital expenditures
Premium Connection	$1,845	$1,744
Pressure Control	3,000	2,570
Corporate Administration	410	691

Total	$5,255	$5,005

Note 12 — RECENT ACCOUNTING PROUNOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose difference measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.
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
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of Hydril’s historical results of operations and financial condition should be read in conjunction with Hydril’s unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Hydril’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Hydril entered into an Agreement and Plan of Merger with Tenaris S.A. and Hokkaido Acquisition, Inc., an indirect wholly-owned subsidiary of Tenaris, effective February 11, 2007. The merger agreement contemplates that the Tenaris subsidiary will be merged with and into Hydril and Hydril will become an indirect wholly-owned subsidiary of Tenaris. Pursuant to the merger, each outstanding share of Hydril common stock and of Hydril class B common stock will be converted into the right to receive $97.00 per share in cash. On March 8, 2007, the United States Department of Justice granted early termination of the antitrust notification waiting period. On May 2, 2007, the merger was approved by Hydril’s stockholders. The merger is subject to other customary conditions. The merger is not conditioned on financing and is expected to occur on

May 7, 2007.
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
     In North America, the primary indicators of the premium connection market are the number of rigs drilling to greater than 15,000 feet and the number of rigs drilling in the Gulf of Mexico. Internationally, while the total international rig count is a general indicator of the premium connection market, spending on exploration and production is typically spread unevenly between various regions and can be subject to significant volatility. There are many variables, including political and civil unrest, which may adversely impact the level of drilling activity in particular countries or regions. In addition, our international presence is concentrated in particular geographic regions which may not always correspond to where drilling activity is heaviest. If we are affected by conditions that exist in only specific markets, our premium connections results may differ relative to movements in the international rig count. See Part II-Item 1A-RISK FACTORS: "Intense competition in our industry could result in reduced profitability and loss of market share for us” and “A material or extended decline in expenditures by the oil and gas industry, due to a decline in oil and gas prices or other economic factors, would reduce our revenue.”
     The following table shows the average rig count for rigs drilling at target depths greater than 15,000 feet in the United States, the average number of rigs under contract in the Gulf of Mexico and the average international rig count for the last five quarters:

		Average Gulf
	Average United	Of Mexico	Average
	States Rig Count	Rigs Under	International
	Over 15,000 ft(1)	Contract (2)	Rig Count (3)
Quarter Ended	Number of Rigs	Number of Rigs	Number of Rigs
03/31/2006	204	130	896
06/30/2006	208	132	913
09/30/2006	210	124	941
12/31/2006	225	116	952
03/31/2007	231	113	982

(1)	Average rig count calculated by Hydril using weekly data published by Smith International.

(2)	Average rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.

(3)	Average international rig count calculated by Hydril using monthly data published by Baker Hughes Incorporated. The international rig count includes data for Europe, the Middle East, Africa, Latin America and Asia Pacific, and excludes data for China, Canada, the former Soviet Union and the United States, as well as Sudan and Iran as of January 1, 2006.
Pressure Control
     Pressure control products include a broad spectrum of equipment and parts required for outfitting new drilling rigs and upgrading and maintaining existing rigs. We sell our pressure control products primarily to drilling contractors for use in oil and gas drilling and to a lesser extent to exploration and production companies for oil and gas production. The main factors that affect sales of pressure control capital equipment products are the level of construction of new drilling rigs and the rate at which existing drilling rigs are refurbished. Demand for our pressure control aftermarket replacement parts, repair and field services primarily depends upon the level of worldwide offshore rigs under contract as well as the total U.S. land rig count.

     The following table shows the average worldwide offshore rigs under contract and the average U.S. land rig count over the last five quarters:

	Average
	Worldwide
	Offshore Rigs	Average United
	Under Contract	States Land Rig
	(1)	Count (2)
Quarter Ended	Number of Rigs	Number of Rigs
03/31/2006	581	1,438
06/30/2006	596	1,536
09/30/2006	597	1,624
12/31/2006	598	1,632
03/31/2007	598	1,650

(1)	Average worldwide offshore rigs under contract calculated by Hydril using weekly data published by ODS-Petrodata Group.

(2)	Average United States land rig count calculated by Hydril using weekly data published by Baker Hughes Incorporated.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2007 AND 2006
Revenue
     Total revenue increased $20.9 million or 18%, to $135.0 million for the three months ended March 31, 2007 compared to $114.1 million for the three months ended March 31, 2006. Our premium connection revenue decreased $3.8 million, or 5%, to $69.7 million for the three months ended March 31, 2007 compared to $73.5 million for the prior year period. This decrease was primarily the result of a decrease in the amount of pipe purchased for threading and resale in certain international markets during the 2007 period, which more than offset increases in other premium connection products and services. Pressure control revenue increased $24.8 million, or 61%, to $65.3 million for the three months ended March 31, 2007 compared to $40.5 million for the same period in 2006. Pressure control capital equipment revenue increased 120% primarily due to higher levels of new and refurbished rig construction which increased demand for the type of equipment we manufacture and as a result, increased production. Aftermarket pressure control revenue increased 6% over the prior year period primarily due to higher worldwide offshore and U.S. land rig counts, resulting in increases in the consumption of spare parts in the drilling process.
Gross Profit
     Gross profit increased $8.8 million to $58.7 million for the three months ended March 31, 2007 compared to $49.9 million for the prior year period. Gross profit for our premium connection segment was essentially flat compared to the prior year quarter due to a decline in lower-margin pipe sales, which was offset by gross profit from an increase in higher-margin products and services. Gross profit for our pressure control segment increased 53% from the prior year period due primarily to higher plant production volumes, resulting from higher demand for capital equipment products, and higher demand and prices for aftermarket products.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the three months ended March 31, 2007 were $23.5 million compared to $17.0 million for the prior year quarter. The increase over the prior year quarter was due to expenses, primarily legal, related to the pending merger with Tenaris of approximately $1.5 million, management incentive accruals, higher engineering expenses to support increased levels of capital equipment sales and sales support expenses. As a percentage of revenue, selling, general, and administrative expenses were 17% for the first quarter of 2007 compared to 15% for the prior year quarter.
Operating Income
     Operating income increased $2.3 million to $35.2 million for the three months ended March 31, 2007 compared to $32.9 million for the same period in 2006. Operating income for our premium connection segment decreased $1.6 million to $25.9 million for the first quarter of 2007 from $27.5 million for the first quarter of 2006. Operating income for our pressure control segment increased $6.8 million to $17.2 million for the quarter ended March 31, 2007 compared to $10.4 million for the same period in 2006. Corporate and administrative expenses were $7.9 million for the three months ended March 31, 2007, which included approximately $1.5 million in expenses related to the merger, compared to $5.0 million for the prior year period.
Other Income and Expense
     Other income for the three months ended March 31, 2007 was $0.2 million which includes an insurance recovery for property damage relating to Hurricane Katrina, while other expense for the three months ended March 31, 2006 was $0.1 million, which was primarily for maintaining real estate not used in operations.
Provision for Income Taxes
     Income tax expense was $13.4 million for the three months ended March 31, 2007, compared to $11.5 million for the three months ended March 31, 2006. The estimated effective tax rate for the three months ended March 31, 2007 was 36.5% compared to 33.7% for the same period in 2006. The increased rate was primarily due to non-deductible expenses incurred in the first quarter of 2007 related to the pending merger.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary liquidity needs are to fund capital expenditures, fund new product development, and provide additional working capital. Our primary source of funds is cash flow from operations. In addition, we had available cash, cash equivalents and investments of $125.7 million at March 31, 2007. At March 31, 2007, we had $20.2 million of outstanding letters of credit which were comprised primarily of performance bonds related to customer orders in our backlog.

     In January 2007, the Company entered into prepaid share repurchase agreement with a third party financial institution. Under this agreement, in January, the Company advanced $25 million in exchange for the delivery by the institution of a variable number of shares on a monthly basis through the end of the first quarter of 2007. Consistent with covenants in its agreement with Tenaris regarding the proposed merger, the Company does not anticipate making any additional cash disbursements for the repurchase of shares of Hydril common stock in the future. See below under “Financing Activities” for additional information regarding prepaid share repurchase agreements.
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
Operating Activities
     For the three months ended March 31, 2007, cash provided by operating activities was $42.1 million which primarily resulted from earnings and contractual cash payments received from customers on long-term capital equipment projects. For the three months ended March 31, 2006, cash provided by operating activities was $27.0 million which primarily resulted from earnings and contractual cash payments received from customers on long-term capital equipment projects, and was partially offset by slightly higher working capital requirements driven by higher demand in both of our segments.
Investing Activities
     Net cash used in investing activities was $3.1 million for the three months ended March 31, 2007 compared to $30.6 million for the three months ended March 31, 2006. The investment of cash during the 2007 period was primarily for net investments in joint venture activities of $1.4 million and capital spending of $5.3 million which was partially offset by proceeds from the held-to-maturity investments of $3.5 million. The investment of cash for the 2006 period included $25.4 million for net investments in marketable securities and $5.0 million for capital spending.
     Capital spending for the three months ended March 31, 2007 was $5.3 million which included $3.0 million for our pressure control segment, $1.8 million for our premium connection segment and $0.4 million for general corporate purposes. These expenditures were primarily for capacity additions at our pressure control plant in Houston, equipment for our new pressure control manufacturing plant in Mexico, and expansion of our premium connection plant in Nisku, Canada.
     If current industry conditions continue, we expect our 2007 capital expenditures to be approximately $35 to $40 million, which includes a level of spending of approximately $10 to $15 million necessary to maintain our existing operations. The remaining expenditures are anticipated to be used to continue gradually increasing our premium connection manufacturing capacity in the United States, Canada and Scotland, expand our pressure control Houston plant and, subject to the terms of our merger agreement with Tenaris, fund business investments in emerging international markets.
Financing Activities
     Net cash used in financing activities was $23.5 million for the three months ended March 31, 2007, which was primarily due to the net payment of $25.0 million for the repurchase of shares of the Company’s common stock discussed further below. Also included are $0.9 million in net proceeds from the exercise of stock options and $0.7 million of excess tax benefits from stock-based compensation. Net cash from financing activities was $2.4 million for the three months ended March 31, 2006 and included $1.4 million of net proceeds from the exercise of stock options and $0.9 million of excess tax benefits from stock-based compensation.
     On November 9, 2006 the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. During November 2006, the Company entered into a prepaid share repurchase agreement with a third party financial institution. Under this agreement, the Company advanced $30 million in cash to the institution in exchange for the delivery by the institution of a variable number of shares on a monthly basis from November 2006 through February 2007. The number of shares ultimately repurchased under the agreement was based upon the volume weighted average price of the Company’s shares during the term of the agreement less a discount. A total of 186,362 shares were delivered to the Company under the November 2006 agreement during 2006. At December 31, 2006, Hydril had accrued $16.6 million, as the estimated portion, as of that date, of the total amount prepaid under the contract relating to shares to be delivered in 2007. An additional 217,763 shares were delivered to the Company during the first quarter of 2007 in satisfaction of the remaining obligations under the November 2006 contract. The Company entered into a similar agreement with the same institution in January 2007 under which the Company advanced $25 million in exchange for the delivery by the financial institution of a variable number of shares on a monthly basis through the end of the first quarter of 2007. A total of 294,441 shares were delivered to the Company during the first quarter of 2007 under the January contract.
Letters of Credit
     The Company’s banking institutions currently issue letters of credit on the Company’s behalf based on its credit worthiness. At March 31, 2007, there was approximately $20.2 million outstanding in letters of credit, which included $16.2 million of performance bonds related to customer orders in our backlog. In addition, the Company has agreed to guarantee half of the total outstanding borrowings of our premium connection Indian joint venture, an unconsolidated entity of which we own 50%, up to a maximum of approximately $3.0 million by issuing irrevocable standby letters of credit. As of March 31, 2007, the total amount of borrowings of the joint venture was approximately $4.1 million, of which $2.1 million was subject to the Company’s guarantee. The Company does not expect this guarantee to have a material adverse effect on its financial condition or results of operations.

Backlog
     The pressure control capital equipment backlog, which includes long-term projects and other capital equipment orders, was $488.5 million at March 31, 2007, $508.4 million at December 31, 2006 and $232.6 million at March 31, 2006. The increase in our backlog from the March 31, 2006 period was the result of new long-term capital equipment project orders received, which are attributable to a significant rise in new rig construction and refurbishment worldwide. The decrease in our backlog from December 31, 2006 was the result of progress made during the quarter on capital equipment projects in the backlog which are accounted for on a percentage of completion accounting cost basis.
     We recognize the revenue and gross profit from pressure control long-term projects using the percentage-of-completion accounting method. As revenue is recognized under the percentage-of-completion method, the order value in backlog is reduced. We expect to recognize revenue from orders in our backlog at March 31, 2007 over the next two and a half years. It is possible for orders to be cancelled; however, in the event of cancellations all costs incurred would be billable to the customer. Our backlog of premium connection and pressure control aftermarket parts and service is not a meaningful measure of business prospects due to the quick turnover of such orders and the majority of such orders are cancelable at will by the purchaser without penalty.
CRITICAL ACCOUNTING ESTIMATES
     Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates. The estimates in the areas we consider to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose difference measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. See additional discussion of FIN 48 in Note 9, Income Taxes.
Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes since December 31, 2006 in the Company’s exposure to market risk.
Part I, Item 4: Controls and Procedures
     Hydril’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2007 and they have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II,
Item 1A: Risk Factors
     You should consider carefully the following risk factors and all other information contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year-ended December 31, 2006. Any of the following risks could impair our business, financial condition and operating results.
Risks Associated with Pending Merger Transaction with Tenaris
     Failure to complete the merger could negatively impact the market price of Hydril common stock.
     Although U.S. antitrust clearance and Hydril stockholder approval have been obtained, and the merger is expected to occur on May 7, 2007, there are still conditions that must be satisfied in order for the merger to occur, including that no change has occurred that would have had a material adverse effect. If the merger is not completed for any reason, Hydril will be subject to a number of material risks, including the following:
.	the market price of Hydril’s common stock may decline to the extent that the current market price of its shares reflects a market assumption that the merger will be completed;

.	unless the failure to complete the merger is a result of a breach by Tenaris or Merger Sub, costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, a termination fee of $77 million and reimbursement of expenses of up to $5 million, must be paid by Hydril even if the merger is not completed; and

.	the diversion of management’s attention from the day-to-day business of Hydril and the potential disruption to its employees and its relationships with customers, suppliers, distributors and business partners during the period before the completion of the merger may make it difficult for Hydril to regain its financial and market positions if the merger does not occur.
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
     Demand for our pressure control capital equipment is directly affected by the number of drilling rigs being built or refurbished. As drilling rig utilization and day rates have improved, drilling contractors have placed orders for new rigs and for refurbishment of existing rigs. As a result, we have experienced a significant increase in orders for our pressure control capital equipment during the last couple of years. However, the industry is cyclical and should oil and gas prices decline for an extended period or there be an over-supply of rigs following new construction, drilling rig utilization and day rates could decline. A decrease in utilization and day rates could lower demand for our pressure control capital equipment and adversely affect revenue and operating income for our pressure control segment.
     Worldwide drilling activity is generally highly sensitive to oil and gas prices and can be dependent on the industry’s view of future oil and gas prices, which have been historically characterized by significant volatility.

     Oil and gas prices are affected by numerous factors, including:
.	the level of worldwide oil and gas exploration and production activity;

.	worldwide demand for energy, which is affected by worldwide economic conditions;

.	the policies of the Organization of Petroleum Exporting Countries, or OPEC;

.	significant decreases or increases in the production of oil or gas from countries due to war or civil unrest, such as in Iraq, Nigeria or Venezuela;

.	the cost of producing oil and gas;

.	interest rates and the cost of capital;

.	technological advances affecting hydrocarbon consumption, particularly oil and gas;

.	environmental regulation;

.	level of oil and gas inventories in storage;

.	tax policies, including “windfall profit” taxes on oil and gas companies, which have recently been proposed in the United States Congress;

.	extended disruptions of oil and gas drilling and production, refining or pipeline operations as a result of weather-related factors, such as hurricanes or tropical storms in the Gulf of Mexico or other natural disasters;

.	policies of national governments; and

.	war, civil disturbances and political instability.
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
     Almost all of our pressure control projects, including all of our larger engineered subsea control systems projects, are performed on a fixed-price basis. This means that we are responsible for all cost overruns, other than any resulting from customer requested change orders. Our costs and any gross profit realized on our fixed-price contracts could vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:
.	changes in cost, estimates or expected production time;

.	schedule delays caused by third party suppliers and subcontractors;

.	unanticipated cost escalations from the time the order is received to the time of delivery, which can be up to three years later;

.	engineering design changes; and

.	unexpected changes in the availability and cost of labor and raw materials and purchased components.
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
     Our ability to operate profitably and expand our operations depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers in the Houston, Texas area is currently high and the supply is limited, particularly in the case of skilled and experienced engineers and machinists. Because of the cyclical nature of our industry, many qualified workers choose to work in other industries where they believe lay-offs as a result of cyclical downturns are less likely. As a result, our growth may be limited by the scarcity of skilled labor. Even if we are able to attract and retain employees, the intense competition for them, especially when our industry is in the top of its cycle, may increase our compensation costs. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay, or both. If our compensation costs increase or we cannot attract and retain skilled labor, the immediate effect on us would be a reduction in our profits and the extended effect would be diminishment of our production capacity and profitability and impairment of any growth potential. We have recently experienced tightening in the relevant labor markets, and if that trend continues, it may have an adverse affect on our results of operations and potential for growth.
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
. new products offered and sold by us or our competitors;
. weather conditions or other natural disasters that can affect our operations or our customers’ operations, such as Hurricanes Katrina, Rita and Stan in 2005, which disrupted operations at our Gulf Coast facilities, in particular at our Westwego, Louisiana facility, as well as the operations of our customers in the region;
. changes in commodity prices and currency exchange rates, which in some cases affect the costs and prices for our products;
. pipe costs and their impact on contract prices and the level of our sales that include the pipe, which bears a low margin and can vary widely from quarter to quarter;
. delays in the delivery or other limitations on the availability of plain-end pipe from steel mills for threading by us for our customers;
. the level of long-term capital equipment project orders which varies with the level of new rig construction and refurbishment activity in the industry;
. changes in drilling and exploration plans which can be particularly volatile in international markets; and
. delays in the delivery of finished products to customers due to limitations on the availability of marine transportation, particularly internationally.
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
. ability to meet the customer’s delivery schedule;
. price and indexes affecting price;
. pipe costs and their impact on contract prices;
. reputation;
. experience;
. safety record; and
. technology.
     Many of our major competitors are diversified multinational companies that are larger and have substantially greater financial resources, larger operating staffs and greater budgets for marketing and research and development than we do. They may be better able to compete in making equipment available faster and more efficiently, meeting delivery schedules or reducing prices. In addition, two or more of our major competitors could consolidate producing an even larger company. Also our competitors may acquire product lines or consolidate with another company in the oilfield services and equipment industry, and as a result be able to offer a more complete package of drilling equipment and services rather than providing only individual components. For example, in March 2005, National Oilwell, a manufacturer and supplier of oilfield equipment, systems and services that has historically purchased Hydril pressure control equipment, merged with Varco International, a manufacturer of pressure control equipment and one of our primary competitors. As a result of any of the foregoing reasons, we could lose customers and market share to those competitors. These companies may also be in a better position to endure downturns in the oil and gas industry.
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
. restrictive actions by local governments;
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
     Our success depends heavily on the continued services of our senior management and other key employees. Our senior management consists of a small number of individuals relative to other comparable or larger companies. These individuals are Christopher T. Seaver, our Chairman of the Board, President and Chief Executive Officer, Charles E. Jones, our Executive Vice President and Chief Operating Officer, Neil G. Russell, our Senior Vice President-Premium Connections and Senior Vice President-Business Development, Chuck Chauviere, our Vice President-Pressure Control, Chris D. North, our Vice President of Finance and Chief Financial Officer and Michael D. Danford, our Vice President – Human Resources. These individuals, as well as other key employees, possess sales and marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. We generally do not have employment or non-competition agreements with members of our senior management or other key employees. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our results of operations may be adversely affected. Moreover, we may not be able to attract and retain qualified personnel to succeed members of our senior management and other key employees.
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
     The following table details our repurchases of shares of our common stock for the three months ended March 31, 2007:

				Total Number of	Maximum Approximate
				Shares Purchased as	Dollar Value of Shares
	Total Number		Average	Part of Publicly	that May Yet be
	of Shares		Price Per	Announced Plans or	Purchased Under the
Period	Purchased		Share	Programs	Plans or Programs
January 1 - 31, 2007	237,475	(1)	$77.22	237,475	$59 million(2)
February 1 - 28, 2007	172,925	(1)	$84.46	172,925	$44 million(2)
March 1 - 31, 2007	101,804	(1)	$84.91	101,804	$35 million(2)

Total	512,204	(1)	$81.19	512,204

(1)	During the quarter ended March 2007, the Company repurchased a total of 512,204 shares at an average price, including commission, of $81.19 per share, pursuant to the repurchase authorization of the Board of Directors discussed below in footnote (2). This included 217,763 shares delivered to Hydril in the first quarter of 2007 under a prepaid share repurchase contract with a third party institution. Under this agreement, entered into in November 2006, Hydril advanced $30 million in cash to the institution in exchange for the delivery by the institution of a variable number of shares on a monthly basis from November 2006 through February 2007. The number of shares ultimately repurchased under the agreement was based upon the volume weighted average price of Hydril’s shares during the term of the agreement less a discount. A total of 294,441 shares were delivered to Hydril under this agreement. In addition, in January 2007, the Company entered into a similar agreement with the same institution under which the Company advanced $25 million in exchange for delivery by the financial institution of a variable number of shares on a monthly basis through the end of the first quarter 2007.

(2)	On November 9, 2006, the Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock. At March 31, 2007, the Company had repurchased the full amount authorized.
Part II, Item 6: Exhibits
     Exhibits:

2.1*—	Agreement and Plan of Merger among Hydril Company, Tenaris S.A. and Hokkaido Acquisition, Inc. dated as of February 11, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Commission on February 12, 2007).

10.1*—	Description of Non-employee Director Compensation (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.2*—	Executive Officer 2006 Bonus Criteria under the 2006 Management Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.3*—	2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.4*—	Executive Officer Salaries (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.5*—	Form of Change in Control Renewal Agreement for Executive Officers (through December 31, 2006) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on March 10, 2006).

10.6—	Amendment to Hydril Company Restoration Plan.

31.1—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRIL COMPANY

Date: May 4, 2007	By:	/s/ Chris D. North
Chris D. North
Chief Financial Officer (Authorized officer and principal accounting and financial officer)

Exhibit Index

10.6—	Amendment to Hydril Company Restoration Plan.

31.1—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2—	Certification by Chris D. North, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1—	Certification by Christopher T. Seaver, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2—	Certification by Chris D. North, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	Incorporated by reference as indicated.